Form 10-Q
period 2025-09-30
Exzeo Group, Inc.
filed 2025-12-11
CIK 1873951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42937

Exzeo Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	85-2578837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Century Park Drive Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (813) 776-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	XZO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 5, 2025, the registrant had 90,771,289 shares of common stock, $0.001 par value per share, outstanding.

In this report, for all periods presented, "we," "us," "our," the "Company" and "Exzeo" refer to Exzeo Group, Inc. and its subsidiaries.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(amounts in thousands, except share and per share amounts)	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,919	$54,502
Receivable from related parties	13,313	2,581
Prepaid expense	1,124	609
Current contract cost assets	5,379	6,397
Income taxes receivable	—	3,099
Other current assets	1,911	42
Total current assets	162,646	67,230
Non-current assets:
Property and equipment, net	10,853	10,752
Operating lease right-of-use assets	7,170	8,052
Non-current contract cost assets	1,298	3,132
Deferred income taxes, net	13	—
Other assets	274	275
Total non-current assets	19,608	22,211
Total assets	$182,254	$89,441
Liabilities and Stockholders' Equity
Current liabilities:
Current contract liabilities	$73,102	$47,210
Commissions payable	3,954	4,320
Accounts payable and accrued liabilities	11,646	2,134
Operating lease liabilities	2,351	2,132
Income taxes payable	1,432	—
Payable to related parties	1,441	580
Total current liabilities	93,926	56,376
Non-current liabilities:
Non-current contract liabilities	4,023	8,366
Operating lease liabilities	5,164	6,219
Deferred income taxes, net	—	2,121
Other liabilities	709	852
Total non-current liabilities	9,896	17,558
Total liabilities	103,822	73,934
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock ($0.001 par value, 184,000,000 shares authorized, 82,775,789 and 82,810,089 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	83	83
Additional paid-in capital	74,915	72,755
Retained earnings (accumulated deficit)	3,434	(57,331)
Total stockholders' equity	78,432	15,507
Total liabilities and stockholders' equity	$182,254	$89,441

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenue (1)	$55,166	$29,110	$163,664	$89,415
Cost of revenue (2)	21,393	17,989	67,515	54,908
Gross profit	33,773	11,121	96,149	34,507
Operating expenses
Selling, general and administrative	3,900	2,574	9,566	6,806
Research and development	2,494	1,728	7,069	5,018
Depreciation and amortization	127	89	338	245
Total operating expenses	6,521	4,391	16,973	12,069
Operating income	27,252	6,730	79,176	22,438
Investment income	1,102	197	2,263	339
Interest expense	—	(15)	—	(3,321)
Income from continuing operations, before taxes	$28,354	$6,912	$81,439	$19,456
Income tax expense from continuing operations	7,203	1,655	20,674	5,088
Income from continuing operations, after taxes	$21,151	$5,257	$60,765	$14,368
Income from discontinued operations, before taxes	$—	$—	$—	$25,854
Income tax expense from discontinued operations	—	—	—	6,601
Income from discontinued operations, after taxes	$—	$—	$—	$19,253
Net income	$21,151	$5,257	$60,765	$33,621
Less: Dividends on preferred stock	—	—	—	(10,149)
Net income attributable to common stockholders	$21,151	$5,257	$60,765	$23,472
Basic and diluted earnings per share from continuing operations	$0.25	$0.06	$0.73	$0.05
Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$0.24
Basic and diluted earnings per share	$0.25	$0.06	$0.73	$0.29

(1) Amounts include revenues earned from related parties of $55,166 and $161,914 for the three and nine months ended September 30, 2025, respectively, and $28,610 and $88,915 for the three and nine months ended September 30, 2024, respectively. Refer to Note 4. Revenue and Note 8. Related Party Transactions for additional information.

(2) Amounts include costs incurred pursuant to related party transactions of $4,290 and $13,005 for the three and nine months ended September 30, 2025, respectively, and $4,002 and $11,444 for the three and nine months ended September 30, 2024, respectively. Refer to Note 8. Related Party Transactions for additional information.

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2025	2024	2025	2024
Net income	$21,151	$5,257	$60,765	$33,621
Other comprehensive income:
Change in unrealized gains on investments:
Net unrealized gains arising during the period	—	—	—	307
Net change in unrealized gains	—	—	—	307
Deferred income taxes	—	—	—	(77)
Total other comprehensive income, net of income taxes	—	—	—	230
Comprehensive income	$21,151	$5,257	$60,765	$33,851

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Total Stockholders'
(amounts in thousands except share amounts)	Shares	Amount	Capital	Deficit)	Net of Tax	Equity
Balance as of June 30, 2025	82,701,189	$83	$74,185	$(17,717)	$—	$56,551
Net income	—	—	—	21,151	—	21,151
Non-cash capital contribution from parent	—	—	4	—	—	4
Issuance of restricted stock	88,100	—	—	—	—	—
Forfeiture of restricted stock	(13,500)	—	—	—	—	—
Stock-based compensation	—	—	726	—	—	726
Balance as of September 30, 2025	82,775,789	$83	$74,915	$3,434	$—	$78,432

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Total Stockholders'
(amounts in thousands except share amounts)	Shares	Amount	Capital	Deficit)	Net of Tax	Equity
Balance as of June 30, 2024	80,292,834	$80	$73,581	$(74,288)	$(1,573)	$(2,200)
Net income	—	—	—	5,257	—	5,257
Sale of discontinued operations, net of tax	—	—	(2,457)	—	1,573	(884)
Repurchase and retirement of common stock	(276,645)	—	(388)	—	—	(388)
Stock-based compensation	—	—	1,471	—	—	1,471
Balance as of September 30, 2024	80,016,189	$80	$72,207	$(69,031)	$—	$3,256

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Total Stockholders'
(amounts in thousands except share amounts)	Shares	Amount	Capital	Deficit)	Net of Tax	Equity
Balance at December 31, 2024	82,810,089	$83	$72,755	$(57,331)	$—	$15,507
Net income	—	—	—	60,765	—	60,765
Non-cash capital contribution from parent	—	—	30	—	—	30
Issuance of restricted stock	88,100	—	—	—	—	—
Forfeiture of restricted stock	(122,400)	—	—	—	—	—
Stock-based compensation	—	—	2,130	—	—	2,130
Balance as of September 30, 2025	82,775,789	$83	$74,915	$3,434	$—	$78,432

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income,	Total Stockholders'
(amounts in thousands except share amounts)	Shares	Amount	Capital	Deficit)	Net of Tax	Equity
Balance as of December 31, 2023	80,370,505	$80	$68,931	$(92,503)	$(1,803)	$(25,295)
Net income	—	—	—	33,621	—	33,621
Other comprehensive income, net of income taxes	—	—	—	—	230	230
Sale of discontinued operations, net of tax	—	—	(2,457)	—	1,573	(884)
Forfeiture of restricted stock	(24,983)	—	—	—	—	—
Repurchase and retirement of common stock	(329,333)	—	(481)	—	—	(481)
Non-cash capital contributions from parent	—	—	3,386	—	—	3,386
Preferred stock dividends	—	—		(10,149)	—	(10,149)
Stock-based compensation	—	—	2,828	—	—	2,828
Balance as of September 30, 2024	80,016,189	$80	$72,207	$(69,031)	$—	$3,256

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(amounts in thousands)	2025	2024
Cash flows from operating activities:
Net income	$60,765	$33,621
Net income from discontinued operations	—	(19,253)
Net income from continuing operations	60,765	14,368
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,160	2,828
Depreciation and amortization	2,340	1,926
Deferred income taxes	(2,134)	(419)
Foreign currency remeasurement losses	141	68
Changes in operating assets and liabilities:
Net receivable from related parties	(9,871)	(817)
Prepaid expenses	(515)	(65)
Contract cost assets	2,852	(838)
Income taxes	4,531	1,853
Contract liabilities	21,549	5,890
Commissions payable	(366)	(394)
Accounts payable and accrued liabilities	9,512	4,981
Other liabilities	(125)	254
Other assets	(1,868)	(360)
Operating leases, net	46	73
Net cash provided by operating activities	89,017	29,348
Cash flows from investing activities:
Purchase of property and equipment	(2,441)	(2,686)
Net cash used in investing activities	(2,441)	(2,686)
Cash flows from financing activities:
Redemption of redeemable preferred stock	—	(100,000)
Proceeds from issuance of notes payable - related party	—	100,000
Repurchase of common stock	—	(481)
Cash dividends paid to redeemable preferred stock	—	(2,923)
Net cash used in financing activities	—	(3,404)
Effect of exchange rate changes on cash	(159)	(11)
Net cash provided by continuing operations	86,417	23,247
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations	—	142,645
Net cash used in investing activities from discontinued operations	—	(189,186)
Net cash used in discontinued operations	—	(46,541)
Net increase (decrease) in cash, cash equivalents, and restricted cash	86,417	(23,294)
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	54,502	15,055
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	—	46,541
Cash, cash equivalents, and restricted cash at beginning of period	—	61,596
Cash, cash equivalents, and restricted cash at end of period - continuing operations	140,919	38,302
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	—	—
Cash, cash equivalents, and restricted cash at end of period	$140,919	$38,302
Non-cash investing and financing activities:
Extinguishment of notes payable	$—	$155,000
Capital contribution from parent	$30	$2,502

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and per share amounts, unless otherwise stated)

Note 1. Nature of Operations

Exzeo Group, Inc. (''Exzeo'') is a majority owned subsidiary of HCI Group, Inc. ("HCI"). On February 27, 2025, Exzeo filed articles of amendment to its Third Amended and Restated Articles of Incorporation changing its name from TypTap Insurance Group, Inc. to Exzeo Group, Inc. Exzeo and its consolidated subsidiaries (collectively, the "Company") provide turnkey insurance technology and operations solutions to the property and casualty ("P&C") insurance industry. The Company's proprietary Insurance-as-a-Service ("IaaS") software platform combines configurable applications and advanced data-analytics tools that support core insurance functions such as underwriting, policy and claims management, geospatial visualization, and financial and regulatory reporting. The Company's revenues are typically based on a percentage of premiums written or managed through its platform, together with other fixed or usage-based fees pursuant to its service and technology arrangements, enabling customers to scale efficiently while aligning costs with volume. The Company's current customers primarily consist of related-party insurance carriers and affiliates of HCI, for which the Company provides insurance administration, technology, and claims management services (collectively referred to as "customers").

The Company provides operational services through Exzeo Insurance Services, Inc. ("EIS"), a wholly owned subsidiary of Exzeo, which performs end-to-end policy administration including underwriting support, application processing, policyholder servicing, premium collection and claims administration. The Company also operates Dark Horse Re, LLC ("Dark Horse"), a reinsurance broker subsidiary that arranges and negotiates reinsurance contracts for insurance carriers. Software development and data analytics capabilities are supported by Exzeo USA, Inc. and Cypress Tech Development Company, Inc. ("Cypress Tech"), both of which are subsidiaries that design and maintain components of the Company's technology infrastructure. Cypress Tech also owns Exzeo Software Private Limited ("Exzeo India"), a wholly owned subsidiary domiciled in India, which provides research and development and technical support services to Exzeo and its other subsidiaries.

Prior to July 1, 2024, the Company also operated a P&C insurance business through its subsidiary TypTap Insurance Company ("TTIC"). On July 1, 2024, Exzeo transferred all 2,500,000 outstanding shares of TTIC to HCI in exchange for the settlement of promissory notes, a transaction accounted for as a common control transfer. Refer to Note 3. Discontinued Operations for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. The Consolidated Financial Statements include the accounts of the Company's controlled subsidiaries and all intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in annual audited Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in this interim presentation. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of September 30, 2025, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results expected for the fiscal year ending December 31, 2025. These unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-290500), filed with the SEC on October 16, 2025. There have been no material changes to the Company's significant accounting policies from those described in the audited financial statements.

In preparing these unaudited interim Consolidated Financial Statements, management is required to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates. Accounting policies specific to revenue recognition, income taxes, redeemable preferred stock, the fair value measurement related to the TTIC sale, the modification of HCI warrants, and stock-based compensation involve significant judgments and estimates that are material to the Company's unaudited interim Consolidated Financial Statements.

Fair Value Measurements

The Company applies fair value measurements for certain financial assets and liabilities in accordance with a hierarchical framework that prioritizes inputs into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Other inputs that are observable for the asset, either directly or indirectly, such as quoted prices for identical assets that are not observable throughout the full term of the asset.

Level 3: Inputs that are unobservable.

The Company's financial assets measured at fair value on a recurring basis consist solely of cash and cash equivalents, which primarily include money market funds and certificates of deposit. These instruments are classified as Level 1 within the fair value hierarchy as they are valued using quoted market prices in active markets.

The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and high liquidity. As of September 30, 2025, and December 31, 2024, the Company did not have any financial assets or liabilities measured at fair value on a non-recurring basis.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Year

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") to enhance the transparency of income tax disclosures. The ASU requires expanded disclosure of the income tax rate reconciliation and additional information about income taxes paid. ASU 2023-09 is effective for fiscal years starting after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025, which will result in enhanced income tax disclosures beginning with the audited Consolidated Financial Statements for the year ending December 31, 2025.

Accounting Standards Issued but Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses ("ASU 2024-03") which enhances disclosure requirements for public entities by requiring the disaggregation of certain expense captions presented within the income statement, including employee compensation and intangible asset amortization. This ASU also requires entities to reconcile each affected income statement caption to the aggregate amount of the separately disclosed expense categories with any remaining difference described qualitatively as "other items". In March 2025, the FASB issued ASU No. 2025-01 Codification Amendments in Response to the SEC's Adoption of Rules Related to the Disaggregation of Income Statement Expenses ("ASU 2025-01"), which clarifies transition provisions but does not change the underlying disclosure requirements. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on certain disclosures.

In July 2025, the FASB issued ASU No. 2025-05 - Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the potential impact of this ASU and does not expect adoption of ASU 2025-05 to have a material impact on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update enhances guidance on the capitalization of software development costs by eliminating project phase-based criteria and clarifying the conditions signifying significant development uncertainty used by entities to evaluate when the probable-to-complete recognition threshold is met. ASU 2025-06 is effective for all entities for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on its Consolidated Financial Statements.

Note 3. Discontinued Operations

Sale of TTIC

On July 1, 2024, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with HCI. Pursuant to the Purchase Agreement, the Company transferred to HCI all 2,500,000 issued and outstanding shares of TTIC's $1.00 par value common stock. In exchange, HCI agreed to treat two promissory notes previously issued by the Company, with an aggregate principal balance of $117,994, as fully repaid. HCI also agreed to treat $37,006 of the Company's $40,000 2.0% promissory note due June 1, 2025 as repaid. The remaining principal balance on that note was reduced from $40,000 to $2,994 and subsequently fully repaid in November 2024. The aggregate principal amount of promissory notes deemed repaid pursuant to the Purchase Agreement was $155,000.

Because the transaction occurred between entities under common control and did not result in a change in control of TTIC, it was accounted for as a common control transaction and recognized as an equity transaction. In connection with the completion of the sale, the Company recognized an $884 decrease in stockholders' equity, representing the difference between the consideration received of $155,000 and the $155,884 carrying value of TTIC's net assets as of the sale date.

TTIC Transaction Summary

The major classes of TTIC's assets and liabilities transferred are as follows:

July 1, 2024
Assets
Cash and cash equivalents	$58,774
Premiums receivable, net	18,835
Reinsurance recoverable, net	112,242
Deferred policy acquisition costs	23,133
Prepaid reinsurance premiums	17,899
Investments	333,364
Other assets	37,736
Total assets	$601,983
Liabilities
Losses and loss adjustment expenses	$231,057
Unearned premiums	212,377
Other liabilities	2,665
Total liabilities	$446,099

Stock-Based Compensation

The sale of TTIC to HCI triggered a "change of control" clause within Exzeo's 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As a result all outstanding nonvested stock-based compensation issued pursuant to the 2021 Omnibus Plan immediately vested, except for awards held by the Company's Chief Executive Officer ("CEO"), who previously executed an agreement modifying the terms of those awards such that they would not immediately vest upon a change of control transaction between affiliates.

The total expense recognized from the accelerated vesting of these awards was $1,087, representing the immediate recognition of previously unrecognized compensation cost related to service-condition shares, market-condition shares, and stock options that vested upon the change of control. The $1,087 in stock-based compensation expense was recorded within Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Income for the year ended December 31, 2024. The CEO's modified awards continue to vest according to their original terms. Refer to Note 17. Subsequent Events for additional information.

Strategic Shift and Discontinued Operations Reporting

The sale of TTIC constituted a disposal of a significant component of the Company that resulted in a strategic shift in the Company's business and had a major effect on the Company's operations and financial results. The results of TTIC are reflected in the Company's unaudited interim Consolidated Financial Statements as Discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheets and Income from discontinued operations on the Consolidated Statements of Income.

The purpose of this transaction was to restructure Exzeo, allowing it to focus on expanding its technology and insurance solutions services. This restructuring also reduced Exzeo's debt, thereby improving its capital structure and balance sheet.

Continuing Involvement with TTIC

Following the disposal of TTIC, the Company continues to be a party to the following agreements with TTIC.

Managing General Agency ("MGA") Agreements

On January 4, 2016, EIS entered into an MGA agreement to provide underwriting services, insurance policy administrative services and claims administration services to TTIC. The MGA agreement had an initial term of three years, through January 4, 2019, with automatic renewals for one-year periods thereafter. The MGA agreement was renewed on January 4, 2025, and the Company expects the MGA agreement to automatically renew for the foreseeable future.

For the three and nine months ended September 30, 2025, the Company recognized revenues from the MGA agreement of $33,724 and $103,228, respectively. For the three and nine months ended September 30, 2024, the Company recognized revenues from the MGA agreement of $25,779 and $81,157, respectively. Cash inflows from the MGA agreement subsequent to the sale, from July 1, 2024 through September 30, 2025, were $93,311.

The amounts recognized under the MGA agreement prior to the sale of TTIC on July 1, 2024 were intercompany transactions. These intercompany transactions are presented gross as revenues from continuing operations and as expenses incurred by discontinued operations for all periods presented to reflect their planned continuance subsequent to the sale of TTIC on July 1, 2024. The gross presentation of these intercompany transactions has no net impact on consolidated net income or consolidated stockholders' equity. Refer to Note 4. Revenue and Note 8. Related Party Transactions for additional information.

Cost Allocation Agreement

Prior to July 1, 2025, the Company previously provided corporate services such as human resources, accounting, and legal support to TTIC under a corporate cost allocation agreement, by and among Exzeo and its affiliates (the "Cost Allocation Agreement"), which was initially effective June 1, 2021, and amended on July 1, 2025. Effective July 1, 2025, the Cost Allocation Agreement was amended to remove TTIC, and the Company no longer provides corporate services to TTIC under this agreement. The Company was reimbursed for any services provided under the agreement on a cost-reimbursement basis.

Expenses allocated under this agreement during the nine months ended September 30, 2025 were $1,746. No expenses were allocated under this agreement during the three months ended September 30, 2025. Expenses allocated under this agreement during the three and nine months ended September 30, 2024 were $773 and $2,024, respectively. Cash inflows from the cost allocation agreement subsequent to the sale of TTIC totaled $1,979 from the July 1, 2024 disposal date through September 30, 2025.

Financial Information of Discontinued Operations

The major classes of line items constituting income from discontinued operations are as follows:

Nine Months Ended
September 30,
2024
Gross premium earned	$210,803
Premiums ceded	(58,943)
Investment and other income	9,542
Loss and loss adjustments expense	(87,219)
Policy acquisition costs	(45,356)
Other operating expenses	(2,973)
Income from discontinued operations, before tax	$25,854
Income tax expense from discontinued operations	6,601
Income from discontinued operations, after tax	$19,253

Note 4. Revenue

The Company generates revenue from three primary sources: underwriting and management services, claim services, and other technology services. The following tables present revenue disaggregated by source and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Underwriting and management services	$44,879	$22,058	$133,424	$67,180
Claim services	8,030	5,418	23,482	17,348
Other technology services	2,257	1,634	6,758	4,887
Total revenue	$55,166	$29,110	$163,664	$89,415

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Point in time	$22,796	$14,259	$72,508	$44,275
Over time	32,370	14,851	91,156	45,140
Total revenue	$55,166	$29,110	$163,664	$89,415

The Company primarily derives revenue through insurance solutions services provided to various customers. The Company provides services to certain of its affiliates under separate MGA, policy administration agreements and technology agreements. Refer to Note 8. Related Party Transactions for additional information.

Underwriting and Management Services

The Company provides policy issuance and renewal services that result in executed insurance policies. In addition, the Company provides management services, including soliciting and negotiating reinsurance for authorized programs and managing and maintaining a policy administration system. The Company also provides administrative services, including maintaining policy records, and printing policy-related documents.

The Company has identified three performance obligations within its underwriting and management services: 1) policy issuance and renewal, 2) management services, and 3) reinsurance placement assistance and brokerage services.

The transaction price allocated to the policy issuance and renewal performance obligation is determined based on the estimated standalone selling price of the service. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, plus related policy fees, and varies based on the specific terms of each agreement. The estimated standalone selling price was determined using the expected cost plus a margin approach. The transaction price is comprised of variable consideration because the Company is obligated to return a portion of the consideration if an underlying policy is canceled subsequent to issuance or renewal. Thus, the Company applies an estimate of constraint against the transaction price related to possible underlying policy cancellations in the future using the expected value method. Revenue related to the policy issuance and renewal performance obligation is recognized at the point in time when a policy is issued or renewed, as this marks the point at which the customers receive the economic benefits of the policy issuance or renewal, with the related services being substantially complete.

The transaction price allocated to the management services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, and varies based on the specific terms of each agreement. The estimated standalone selling price was determined using the expected cost plus a margin approach. Revenue related to management services is deferred and recognized ratably over time in the period the services are provided.

The Company also provides reinsurance placement and brokerage assistance ("sub-broker services") via Dark Horse. Revenue from these services is recognized at a point in time when Dark Horse fulfills its performance obligation by completing the services for the customer and is included within underwriting and management services. Due to the nature of the services, there are no significant financing components or variable consideration. For the three months ended September 30, 2025, the Company did not recognize any revenue from sub-broker services. For the nine months ended September 30, 2025, the Company recognized revenue from sub-broker services of $1,750 reflecting the fixed fee for services rendered during the year. For the three and nine months ended September 30, 2024, the Company recognized revenue from sub-broker service of $500. As of September 30, 2025, the Company had a receivable balance of $1,313 related to this service. As of December 31, 2024, the Company did not have a receivable balance related to this service.

Claim Services

The Company provides services for all reported and assigned claims on behalf of its customers, for which the Company will investigate, evaluate, handle, adjust, and settle each claim. While a variety of activities are performed, the overall nature of the obligation is to provide services for all reported and assigned claims, including catastrophe claims. The Company also provides "Catastrophe Services" in the form of claim services to handle and adjust the increased and extraordinary volume of claims attributable to a catastrophe.

The Company has identified two performance obligations within claim services: 1) claim services and 2) catastrophe services.

The transaction price allocated to the claim services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct and assumed written premiums and varies based on the specific terms of each agreement. The estimated standalone selling price was determined using the estimated cost plus a margin approach. Revenue related to claim services is recognized over time using a time-based input method, measured ratably over the expected duration to close each claim. This method reflects the continuous transfer of services to the customer and aligns revenue recognition with the ongoing delivery of claims handling services.

The transaction price allocated to the catastrophe services performance obligation is determined based on the estimated standalone selling price of the services, which includes per-claim fees and a percentage of indemnification costs, and varies based on the specific terms of each agreement. The transaction price is comprised of variable consideration because the Company must estimate the ultimate number of claims to be handled and the total amount of indemnification paid on those claims. Accordingly, the Company applies an estimate of constraint against the transaction price related to possible overestimation of the transaction price using the expected value method. Revenue for this performance obligation is recognized over time using an output method that measures progress by comparing total claims paid to date against the total expected claims to be paid.

Other Technology Services

The Company's other technology services revenue is derived primarily from fees for providing various proprietary software, which includes functionality for policy administration, billing, reporting and compliance, and claims handling, to the customer through software service agreements.

The Company has identified two performance obligations related to software services: 1) policy administration software services and 2) catastrophe claims software services.

The transaction price of the policy administration software services performance obligation is based on the volume of policies or claims processed by the customer using the Company's software at the end of each quarter or a fixed fee. The overall nature of the obligation is to provide the customer access to the software through ongoing administration and software services. Each of these arrangements represents a stand-ready obligation to perform these activities on an as-needed basis. As the Company has a right to invoice the customer at an amount that corresponds directly with the value of service rendered, the Company applied the as-invoiced practical expedient to recognize revenue for this performance obligation.

The transaction price of the catastrophe claims software service performance obligation is calculated as a percentage of the amount incurred for each catastrophe claim handled. The nature of the performance obligation is that the Company will provide the service of allowing the customer access to its software systems. This catastrophe claims software services revenue is recognized over time as the performance obligation is satisfied, generally ratably over the period of four to five years.

Remaining Performance Obligations

As of September 30, 2025 and December 31, 2024, the aggregate transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $77,125 and $55,576, respectively, of which $73,102 and $47,210, respectively, are expected to be recognized as revenue within the next 12 months and $4,023 and $8,366, respectively, are expected to be recognized beyond the next 12 months.

Contract Balances

The Company receives payments from customers based on billing terms established in contractual agreements. Accounts receivable are recognized when the right to consideration becomes unconditional and only the passage of time is required before payment of consideration is due. The timing of revenue recognition may differ from the timing of invoicing. Receivables related to these services are classified under Receivable from related parties on the Consolidated Balance Sheets, as the Company's revenues are primarily earned through affiliated entities, with the exception of sub-broker services, for which the receivables are included in other current assets on the Consolidated Balance Sheets. These receivables are typically collected within 15 days to 30 days after month-end or invoice date, depending on the specific agreement, and substantially all cash collections are completed within one year, consistent with the annual term of insurance policies. As of September 30, 2025 and December 31, 2024, the Company reported $13,220 and $2,025, respectively, in receivable from related parties related to these contracts.

The portion of revenue not yet earned is recorded as a Contract liability on the Consolidated Balance Sheets. Contract liabilities are recorded when the Company has received consideration or has an unconditional right to payment from the customer but has yet to transfer the related services. This represents the portion of revenue that will be recognized over the term of the respective agreements. The over time performance obligations fall in this category given that the Company recognizes revenue over the non-cancellable term of the contract.

The changes in the contract liability balance during the three and nine months ended September 30, 2025 were a result of normal business activity and were not materially impacted by any other factors. During the three and nine months ended September 30, 2025, the Company recognized revenue of $4,535 and $39,198, respectively, that was included in the contract liability balance at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized revenue of $1,872 and $27,698, respectively, that was included in the contract liability balance at December 31, 2023. Contract liabilities are reflected in current liabilities for those to be recognized in less than 12 months and in Non-current liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Contract cost assets primarily consist of incremental costs to fulfill customer contracts that are expected to be recovered. Changes in the contract cost assets balance occur in the ordinary course of business. Contract cost assets are reflected in Current assets when expected to be recognized in less than 12 months and in Non-current assets when expected to be recognized in more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Note 5. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which reflects changes in unrealized gains and losses of available-for-sale fixed-maturity securities carried at fair value, net of income taxes. Reclassification adjustments for realized gains and losses recognized on sales of available-for-sale fixed-maturity securities are reflected in Income from discontinued operations, before tax, in the Consolidated Statements of Income.

For the nine months ended September 30, 2024, the Company recognized unrealized gains arising during the period of $307 (or $230 net of tax), all of which related to discontinued operations. Refer to Note 3. Discontinued Operations for additional information. There was no other comprehensive income (loss) activity during the three and nine months ended September 30, 2025.

Note 6. Concentrations of Credit Risk

The Company's receivables arising from revenue transactions expose the Company to concentrations of credit risk, with a significant portion attributable to related-party insurance customers for which the Company provides underwriting and management services, insurance technology solutions, and claims administrative services. Refer to Note 1. Nature of Operations, Note 4. Revenue, and Note 8. Related Party Transactions for additional information.

As of September 30, 2025 and December 31, 2024, receivables from related parties related to revenue totaled $13,220 and $2,025, respectively. As of September 30, 2025, receivables related to revenue from TTIC, Homeowners Choice Managers, Inc. ("HCM"), Condo Owners Reciprocal Exchange ("CORE") and Tailrow Insurance Exchange ("Tailrow") were $7,809, $4,455, $219 and $737, respectively. As of December 31, 2024, receivables related to revenue from TTIC, HCM and CORE were $543, $519 and $963, respectively. Refer to Note 8. Related Party Transactions for additional information.

Note 7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist primarily of amounts owed to vendors and service providers, accrued compensation and employee benefits, taxes and other operating accruals. These obligations are expected to be settled within the twelve months of the balance sheet date and are classified as current liabilities in the Consolidated Balance Sheets.

Accounts payable and accrued liabilities were comprised of the following:

	September 30,	December 31,
	2025	2024
Accrued employee compensation	$10,151	$1,365
Other accrued and accounts payable	1,495	769
Total accounts payable and accrued liabilities	$11,646	$2,134

Note 8. Related Party Transactions

Related Party Service Agreements - Revenue

Management fees from insurance carriers

EIS is party to a longstanding MGA agreement with TTIC. For the three and nine months ended September 30, 2025, the Company recognized underwriting, management and claim services revenue pursuant to the MGA agreement with TTIC of $32,634 and $100,043, respectively. For the three and nine months ended September 30, 2024, the Company recognized underwriting, management and claim services revenue pursuant to the MGA agreement with TTIC of $25,180 and $79,354, respectively. As of September 30, 2025 and December 31, 2024, unearned revenue pursuant to the MGA agreement with TTIC of $33,178 and $35,118, respectively, was recorded within Contract liabilities in the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had accounts receivable outstanding related to the above fees of $7,604 and $543, respectively. Such fees are typically settled in the month following the period in which the services are rendered.

EIS entered into an MGA agreement with Core Risk Managers, LLC ("CRM"), the attorney-in-fact ("AIF"), for CORE. For the three and nine months ended September 30, 2025, the Company recognized underwriting, management and claim services revenue pursuant to the MGA agreement with CRM of $1,223 and $3,850, respectively. For the three and nine months ended September 30, 2024, the Company recognized underwriting, management and claim services revenue pursuant to the MGA agreement with CRM of $1,800 and $4,674, respectively. As of September 30, 2025 and December 31, 2024, unearned revenue pursuant to the MGA agreement with CRM of $2,462 and $3,172, respectively, was recorded within Contract liabilities in the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had accounts receivable outstanding related to the above fees of $207 and $963, respectively. Such fees are typically settled in the month following the period in which the services were rendered.

On November 5, 2024, EIS entered into an MGA agreement with Tailrow Risk Managers, LLC ("TRM"), the AIF for Tailrow. For the three and nine months ended September 30, 2025, the Company recognized underwriting, management and claim services revenue pursuant to the MGA agreement with TRM of $1,126 and $3,232, respectively. As of September 30, 2025, unearned revenue pursuant to the MGA agreement with TRM of $1,843 was recorded within Contract liabilities in the Consolidated Balance Sheets. As of September 30, 2025, the accounts receivable related to above fees outstanding were $737. There were no receivable balances as of December 31, 2024. Such fees are typically settled in the month following the period in which the services were rendered.

On January 1, 2025, EIS entered into a policy administration service agreement with HCM for Homeowners Choice Property & Casualty Insurance Company, Inc. ("HCPCI"). For the three and nine months ended September 30, 2025, the Company recognized revenue related to underwriting and management services pursuant to the policy administration agreement with HCM of $17,915 and $48,019, respectively. As of September 30, 2025, unearned revenue pursuant to the policy administration agreement with HCM of $22,848 was recorded within Contract liabilities in the Consolidated Balance Sheets. As of September 30, 2025, the Company had accounts receivable outstanding related to the above fees of $4,169. Such fees are typically settled in the month following the period in which the services were rendered.

Policy administration services

The Company charges HCM a service fee for each new and renewed HCPCI flood policy issued outside of Florida. Policy administration revenue was not material for all periods presented. There were no accounts receivable outstanding related to HCM flood policy administration fees as of September 30, 2025 and December 31, 2024, respectively. Such fees are typically settled within two weeks following the invoice date.

Other technology services

The Company charges HCM for various usage-based or flat fees to use the following software: SAMSTM, HarmonyTM, CasaClueTM, AtlasViewer®, and ClaimColonyTM. An additional flat fee is paid for other general software services. Effective January 1, 2025, the Company amended the agreement with HCM and only charges a flat per-claim fee to use ClaimColonyTM. For the three and nine months ended September 30, 2025, the Company recognized policy administration software service revenue of $10 and $29, respectively. For the three and nine months ended September 30, 2024, the Company recognized policy administration software service revenue of $449 and $1,333, respectively.

The Company provides catastrophe claims software service through the usage of its software, enabling efficient management and adjustment of the increased claim volumes arising from catastrophes. This service is offered to HCM, TTIC, CRM and TRM under their respective agreements.

For the three and nine months ended September 30, 2025, the Company recognized catastrophe claims software service revenue of $2,247 and $6,730, respectively. For the three and nine months ended September 30, 2024, the Company recognized catastrophe claims software service revenue of $1,184 and $3,554, respectively. As of September 30, 2025 and December 31, 2024, unearned revenue of $16,794 and $17,286, respectively, was recorded within the Contract liabilities in the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had accounts receivable outstanding related to catastrophe claims software service revenue of $503 and $757, respectively. Such fees are typically settled in the month following the period in which the services were rendered.

Related Party Service Agreements - Expenses

Agent Commissions

Under an agent commission agreement with Omega Insurance Agency, Inc. ("Omega"), a subsidiary of HCI, the Company pays commissions on premiums received in cash for policies issued by specific customers during the term of the agreement. Commission expenses pursuant to the agent commission agreement with Omega for the three and nine months ended September 30, 2025 were $27 and $80, respectively. Commission expenses pursuant to the agent commission agreement with Omega for the three and nine months ended September 30, 2024 were $28 and $84, respectively. These expenses are reflected in Cost of revenue in the Consolidated Statements of Income. As of September 30, 2025 and December 31, 2024, the Company had commissions payable related to Omega-agent commission of $10 and $9, respectively.

Claim Services

The Company receives field adjuster services from Griston Claim Services, Inc. ("GCS"), a subsidiary of HCI, and pays a flat fee per claim handled. Field adjuster services expenses related to services provided by GCS for the three and nine months ended September 30, 2025, were $513 and $1,516, respectively. Field adjuster services expenses related to services provided by GCS for the three and nine months ended September 30, 2024, were $522 and $1,600, respectively. These expenses are included in Cost of revenue in the Consolidated Statements of Income.

The Company also engages Griston Claim Management, Inc. ("GCM"), a subsidiary of HCI, to provide claims management services. Fees paid to GCM vary by program and claim type. For TTIC, the Company pays a per-claim fee for non-catastrophe claims, and a per-claim fee plus a percentage of incurred loss catastrophe claims. For CORE, the Company pays a per-claim fee plus a percentage of the amount expended for indemnification. For Tailrow, the Company pays a flat per-claim fee. For the three and nine months ended September 30, 2025, claim services expenses related to GCM’s claims management services were $3,600 and $10,960, respectively. For the three and nine months ended September 30, 2024, claim services expenses related to GCM’s claims management services were $3,302 and $9,333, respectively. These expenses are reflected in Cost of revenue in the Consolidated Statements of Income.

As of September 30, 2025 and December 31, 2024, accounts payable related to claim services were $1,220 and $429, respectively and are included in Payable to related parties within the Consolidated Balance Sheets. These fees are typically settled in the month following the period in which the services are rendered.

Office Leases

The Company leases office space in Tampa, Florida, from Century Park Holding, LLC, a subsidiary of HCI, under an agreement that commenced on January 1, 2023 and expires on December 31, 2032.

The Company also leases office space in Ocala, Florida, from Silver Springs Property Investment, LLC, a subsidiary of HCI, under an agreement that commenced on January 1, 2022 and was originally scheduled to expire on December 31, 2024. On July 4, 2024, the Company exercised a renewal option extending the lease term through December 31, 2027.

For the three and nine months ended September 30, 2025, lease expense related to these agreements was $383 and $1,148, respectively. For the three and nine months ended September 30, 2024, lease expense related to these agreements was $383 and $1,126, respectively. These expenses are included in Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Income.

As of September 30, 2025 and December 31, 2024, there were no accounts payable outstanding related to these leases, as payments are due on the first day of each calendar month.

Corporate Cost Allocation

The Company provided corporate services to TTIC under a Cost Allocation Agreement between Exzeo and its affiliates, which was amended effective July 1, 2025 to remove TTIC from the scope of the agreement. Following this amendment, the Company no longer provides corporate services to TTIC under the cost allocation agreement.

Expenses allocated under this agreement during the nine months ended September 30, 2025, were $1,746. Expenses allocated under this agreement during the three and nine months ended September 30, 2024, were $773 and $2,024, respectively. Reimbursements received under the agreement are presented as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Income.

As of September 30, 2025, there were no receivables or payables outstanding related to this agreement. As of December 31, 2024, the Company reported an outstanding balance of $544, which was recorded within Payable to related parties in the Consolidated Balance Sheets, and was subsequently settled in the normal course of business. Fees under the agreement were typically settled in the month following the period in which the services were rendered.

Notes Payable

On December 22, 2021, the Company issued a demand promissory note to HCI for a principal amount of $40,000 with an annual interest rate of 2.0%, maturing on June 30, 2023. The proceeds were used to make a capital contribution to TTIC. On February 5, 2023, HCI's Board of Directors approved an extension of the maturity date for the principal and accrued interest to June 30, 2025.

On June 1, 2022, the Company issued a promissory note to HCI for a principal amount of $2,994 with an annual interest rate of 3.25%, maturing on June 1, 2025.

On December 21, 2022, the Company issued a promissory note to HCI for a principal amount of $15,000 with an annual interest rate of 5.5%, maturing on December 21, 2025. The proceeds were used to make a capital contribution to TTIC.

On January 22, 2024, the Company issued a $100,000 promissory note to HCI with an annual interest rate of 5.5%, maturing on January 22, 2029. The proceeds were used to finance the redemption of the Redeemable Series A Preferred Stock. Refer to Note 13. Redeemable Series A Preferred Stock for additional information.

On July 1, 2024, the Company completed the sale of TTIC pursuant to the Purchase Agreement with HCI. Refer to Note 3. Discontinued Operations for additional information. Under the Purchase Agreement, HCI agreed to treat two promissory notes previously issued by the Company, totaling $117,994 in principal, as fully repaid. HCI also agreed to treat $37,006 of the Company's $40,000, 2.0% promissory note due June 1, 2025 as partially repaid, reducing its outstanding principal balance to $2,994. In total, promissory notes with an aggregate principal balance of $155,000 were treated as repaid or partially repaid in connection with the sale.

Interest expense for the three and nine months ended September 30, 2024 for these notes was $15 and $3,321, respectively.

Non-cash Capital Contributions

As described in Note 3. Discontinued Operations, the Purchase Agreement with HCI was accounted for as a common control transaction. The net assets of TTIC, totaling $155,884, were derecognized, and the difference between the consideration received of $155,000 and the net assets transferred was recognized as an equity transaction. This resulted in a non-cash capital transaction that decreased stockholders' equity by $(884).

On January 22, 2024, the Company redeemed all of the Redeemable Series A Preferred Stock held by the fund associated with Centerbridge Partners, L.P. ("Preferred Investor") and, in connection with the redemption, HCI extended the expiration date of the warrant currently held by the Preferred Investor. Refer to Note 13. Redeemable Series A Preferred Stock for additional information. The Company reflected the full costs of redemption by recording the incremental fair value of the HCI warrant modification as a non-cash capital contribution and deemed dividend, amounting to $3,386, which was subtracted from net income to arrive at income available to common stockholders in the calculation of earnings per share.

For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $4 and $29, respectively, in the Consolidated Statements of Income and as a Non-cash capital contribution in the Consolidated Balance Sheets. Refer to Note 15. Stock-Based Compensation for additional information.

Note 9. Leases

The Company's right-of-use ("ROU") assets and operating lease liabilities are as follows:

	September 30,	December 31,
	2025	2024
Operating leases:
ROU Assets	$7,170	$8,052

Liabilities - current	$2,351	$2,132
Liabilities - non-current	5,164	6,219
Total liabilities	$7,515	$8,351

The Company has entered into lease agreements with both affiliates and third parties. Refer to Note 8. Related Party Transactions for additional information on related party lease arrangements. The Company's operating leases in which the Company is a lessee are as follows:

		Renewal	Other Terms and
Class of Assets	Initial Term	Option	Conditions
Operating lease:
Office space	3 to 10 years	Yes	(1), (2)
Office equipment	5.25 years	Not applicable

(1) There is a variable lease payment.

(2) Rent escalation provisions exist.

As of September 30, 2025, maturities of operating lease liabilities due within the next twelve months and thereafter are as follows:

Operating Leases
Due in 12 months following September 30,
2025	$1,696
2026	1,748
2027	1,305
2028	1,159
2029	1,189
2030 and after	2,576
Total lease payments	9,673
Less: interest and foreign taxes	2,158
Total lease obligations	$7,515

The following table presents quantitative information regarding the components of lease cost and cash payments related to the Company's operating leases for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease costs:
Operating lease costs (1)	$428	427	$1,280	1,275
Total lease costs	$428	$427	$1,280	$1,275
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$1,226	$1,218

(1) Included within Cost of revenue and Selling, general and administrative expenses on the Consolidated Statements of Income.

The following table presents additional information related to the Company's operating lease liabilities:

	September 30,
	2025	2024
Weighted-average remaining lease term:
Operating leases (in years)	6.2	7.0
Weighted-average discount rate:
Operating leases	6.2%	5.7%

Note 10. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and that are evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CEO serves as the CODM. The CODM reviews financial information on a consolidated basis and allocates resources and evaluates financial performance based on consolidated revenue and operating income. As such, the Company has determined that it operates as one operating and reportable segment.

On July 1, 2024, the Company completed the sale of TTIC to its parent company, HCI. As a result, the operations of TTIC have been classified as discontinued operations in the unaudited interim Consolidated Financial Statements for all periods presented. Following this transaction, the Company reevaluated its segment reporting and determined that the remaining operations constitute a single operating and reportable segment. Prior period segment information has been recast to conform to the current period presentation.

All of the Company's revenues are earned in the United States, and substantially all of the Company's assets are located in the United States. Refer to Note 6. Concentrations of Credit Risk for additional information about major customers.

The following table presents consolidated revenue, significant expense categories regularly reviewed by the CODM, and net income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$55,166	$29,110	$163,664	$89,415
Cost of revenue:
Policy commission and related expenses	10,071	8,756	32,812	27,466
Outsourced claims fees	2,809	1,550	8,895	5,441
Direct personnel expense	5,086	4,195	15,165	11,197
Other operating expenses	2,805	2,932	8,816	9,146
Depreciation and amortization	622	556	1,827	1,658
Gross profit	33,773	11,121	96,149	34,507
Operating expenses
Selling, general and administrative:
Personnel cost	2,772	1,947	6,996	4,724
Other operating expenses	1,128	627	2,570	2,082
Research and development	2,494	1,728	7,069	5,018
Depreciation and amortization	127	89	338	245
Total operating expenses	6,521	4,391	16,973	12,069
Operating income	27,252	6,730	79,176	22,438
Investment income	1,102	197	2,263	339
Interest expense	—	(15)	—	(3,321)
Income before taxes	$28,354	$6,912	$81,439	$19,456
Income tax expense	7,203	1,655	20,674	5,088
Net income	$21,151	$5,257	$60,765	$14,368

Note 11. Income Taxes

For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense from continuing operations of $7,203 and $1,655, respectively, representing effective tax rates of 25.4% and 23.9%, respectively. The increase in the effective tax rate primarily reflects permanent differences related to non-deductible executive compensation.

For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense from continuing operations of $20,674 and $5,088, respectively, representing effective tax rates of 25.4% and 26.2% respectively. The decrease in the year-to-date effective tax rate was primarily attributable to the relative impact of permanent items on higher pre-tax earnings on a year-over-year basis. The Company's estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes, permanent differences related to non-deductible expenses, and tax-exempt items.

A valuation allowance must be established for deferred tax assets when it is more likely than not that such assets will not be realized based on available evidence both positive and negative, including recent results, available tax planning strategies, and projected future taxable income. As a result of the sale of TTIC, the Company incurred a tax loss and recognized a deferred tax asset of $1,208 as of September 30, 2025, compared to $544 as of December 31, 2024. The increase in the deferred tax assets primarily reflects return-to-tax provision adjustments finalized during the current period. Consistent with the Company's valuation allowance assessment, management maintained a full valuation allowance related to this deferred tax asset as of both September 30, 2025 and December 31, 2024. The valuation allowance reflects management's conclusion that it is more likely than not that the deferred tax asset related to the sale of TTIC would not be realized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The initial impact of the OBBBA was not material to the Company's results for the third quarter of 2025. The Company continues to evaluate the provisions of the OBBBA and any related regulatory guidance. Based on management's current assessment, the Company does not expect the legislation to have a material impact on the audited Consolidated Financial Statements for the year ending December 31, 2025.

Note 12. Earnings Per Share

GAAP requires the Company to use the two-class method in computing basic earnings per share ("EPS") since holders of the Company's restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities affect the computation of both basic and diluted EPS during periods of net income.

A summary of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Income	Shares	Per Share	Income	Shares	Per Share
(shares in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Continuing Operations:
Income from continuing operations, after tax	$21,151			$60,765
Less: Income attributable to participating securities	(1,027)			(2,939)
Basic Income Per Share:
Income allocated to common stockholders	$20,124	78,741	$0.25	$57,826	78,731	$0.73
Diluted Income Per Share:
Income available to common stockholders	$20,124	78,741	$0.25	$57,826	78,731	$0.73

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Income	Shares	Per Share	Income	Shares	Per Share
(shares in thousands)	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Continuing Operations:
Income from continuing operations, after tax	$5,257			$14,368
Less: Dividends on preferred stock	—			(10,149)
Less: Income attributable to participating securities from continuing operations	(89)			(165)
Basic Income Per Share:
Income allocated to common stockholders from continuing operations	$5,168	78,666	$0.06	$4,054	77,092	$0.05
Diluted Income Per Share:
Income available to common stockholders and assumed conversions from continuing operations	$5,168	78,666	$0.06	$4,054	77,092	$0.05
Discontinued Operations:
Income from discontinued operations, after taxes	$—			$19,253
Less: Income attributable to participating securities from discontinued operations	—			(752)
Basic Income Per Share:
Income allocated to common stockholders from discontinued operations	$—	—	$—	$18,501	77,092	$0.24
Diluted Income Per Share:
Income available to common stockholders from discontinued operations	$—	—	$—	$18,501	77,092	$0.24

All potentially dilutive securities, including stock options, were anti-dilutive for all periods presented and therefore were excluded from the computation of diluted EPS.

Note 13. Redeemable Series A Preferred Stock

In 2021, the Company completed a capital investment transaction with the Preferred Investor, a private investment management fund. Under the investment agreement, the Company issued 9,000,000 voting shares of its Series A-1 Preferred Stock and 1,000,000 non-voting shares of its Series A-2 Preferred Stock (together the "Series A Preferred Stock"), each with a par value of $0.001, at a price of $10 per share for total proceeds of $100,000.

On July 3, 2023, the Company authorized an additional 1,000,000 non-voting shares of Series A-2 Preferred Stock and reclassified 1,000,000 shares of previously issued Series A-1 Preferred Stock into Series A-2 Preferred Stock. As a result of this reclassification, a total of 2,000,000 non-voting Series A-2 Preferred shares and 8,000,000 voting Series A-1 Preferred shares were outstanding as of that date. Refer to Note 14. Stockholders' Equity for additional information.

On January 22, 2024, the Company entered into a Stock Redemption Agreement with the Preferred Investor, under which the Company redeemed all outstanding Series A Preferred Stock for $100,000 plus accrued and unpaid dividends of approximately $2,923. At redemption, the difference between the consideration transferred of $102,923 and the redemption date carrying value of $96,695 was recorded as a deemed dividend, which is subtracted from net income when calculating income available to common stockholders.

In connection with the redemption described above, HCI extended the expiration date of the warrants to purchase 750,000 shares of HCI common stock, which were originally issued as part of the Company's 2021 capital investment transaction with the Preferred Investor. The amended and restated warrant extended the expiration for 450,000 underlying warrant shares in 150,000 share annual increments to December 31, 2026, December 31, 2027, and December 31, 2028, respectively. The remaining 300,000 warrants continued to have the same original expiration date of February 26, 2025. The Company recorded the incremental fair value associated with the modification of the HCI warrants as a non-cash capital contribution and deemed dividend, amounting to $3,386.

There was no activity related to the Series A Preferred Stock for the three months ended September 30, 2024. The activity of redeemable preferred stock during the nine months ended September 30, 2024, is as follows:

2024
Balance as of January 1	$96,160
Increase (decrease):
Accrued cash dividends	424
Accretion - increasing dividend rate	111
Adjustment to maximum redemption value	6,228
Dividends paid	(2,923)
Redemption	(100,000)
Balance as of September 30	$—

Note 14. Stockholders' Equity

Common Stock

As of September 30, 2025, the Company was authorized to issue 184,000,000 shares of common stock, consisting of 181,860,000 shares of voting common stock and 2,140,000 shares of non-voting common stock, as set forth in its Third Amended and Restated Articles of Incorporation, as amended. The Fourth Amended and Restated Articles of Incorporation became effective on November 6, 2025, in connection with the consummation of the Company’s initial public offering, which further amended the Company’s authorized shares of common stock. Refer to Note 17. Subsequent Events for information regarding the Fourth Amended and Restated Articles of Incorporation.

Preferred Stock

On January 22, 2024, the Company redeemed all outstanding 10,000,000 shares of its Series A Preferred Stock. Refer to Note 13. Redeemable Series A Preferred Stock for additional information. As of September 30, 2025, the Company was authorized to issue 38,502,000 shares of preferred stock, as set forth in the Company's Third Amended and Restated Articles of Incorporation, as amended. No shares of preferred stock were issued or outstanding as of September 30, 2025. The Fourth Amended and Restated Articles of Incorporation, effective November 6, 2025, in connection with the Company’s initial public offering, also amended the Company’s authorized shares of preferred stock. Refer to Note 17. Subsequent Events for information regarding the Fourth Amended and Restated Articles of Incorporation.

Note 15. Stock-Based Compensation

2021 Omnibus Incentive Plan

As of September 30, 2025, the 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan") authorized the issuance of up to 12,585,851 shares, with 3,278,776 shares remaining available for future grant. Refer to Note 17. Subsequent Events for information regarding the adoption of the Company's 2025 Omnibus Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 and 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
(Option counts are presented in whole numbers )	Options	Price	Term		Value
Outstanding at January 1, 2025	6,350,000	$23.00	0.75 years		$—
Outstanding at March 31, 2025	6,350,000	$23.00	0.50 years		$—
Outstanding at June 30, 2025	6,350,000	$23.00	0.25 years		$—
Outstanding at September 30, 2025	6,350,000	$23.00	0.00 years	(1)	$—
Exercisable as of September 30, 2025	6,037,500	$23.00	0.00 years	(1)	$—

Outstanding at January 1, 2024	6,350,000	$23.00	1.75 years		$—
Outstanding at March 31, 2024	6,350,000	$23.00	1.50 years		$—
Outstanding at June 30, 2024	6,350,000	$23.00	1.25 years		$—
Outstanding at September 30, 2024	6,350,000	$23.00	1.00 years		$—
Exercisable as of September 30, 2024	4,787,500	$23.00	1.00 years		$—

(1) All options will vest as of October 1, 2025.

There were no stock options granted or exercised during the three and nine months ended September 30, 2025 or 2024.

For the three and nine months ended September 30, 2025, the Company recognized $347 and $1,037, respectively, of compensation expense for stock options, which was recorded within Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Income. For the three and nine months ended September 30, 2024, the Company recognized $818 and $1,696, respectively, of compensation expense for stock options which was recorded within Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Income.

Deferred tax benefits related to stock option expense for the three and nine months ended September 30, 2025 were $26 and $76, respectively. Deferred tax benefits related to stock option expense for the three and nine months ended September 30, 2024 were $25 and $75, respectively.

As of September 30, 2025 and December 31, 2024, there were $4 and $1,040, respectively, of unrecognized compensation expense related to nonvested stock options. As of September 30, 2025, this unrecognized compensation expense is expected to be recognized through October 1, 2025.

Restricted Stock Awards

Information regarding the activity of nonvested restricted stock awards during the nine months ended September 30, 2025 and 2024 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
(restricted stock awards are presented in whole numbers)	Awards	Fair Value
Balance at January 1, 2025	4,120,174	$2.16
Vested	(51,554)	$1.12
Forfeited	(100,500)	$3.00
Nonvested at March 31, 2025	3,968,120	$2.15
Vested	—	$—
Forfeited	(8,400)	$3.00
Nonvested at June 30, 2025	3,959,720	$2.15
Granted	88,100	$8.87
Vested	—	$—
Forfeited	(13,500)	$3.65
Nonvested at September 30, 2025	4,034,320	$2.29

Balance at January 1, 2024	4,233,243	$0.63
Vested	(224,904)	$1.39
Forfeited	(18,480)	$2.02
Nonvested at March 31, 2024	3,989,859	$0.58
Vested	(118,624)	$4.60
Forfeited	(6,503)	$1.32
Nonvested at June 30, 2024	3,864,732	$0.45
Vested	(2,538,458)	$0.49
Nonvested at September 30, 2024	1,326,274	$0.38

For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to restricted stock awards of $379 and $1,093, respectively, and deferred tax benefits of $68 and $187, respectively. For the three and nine months ended September 30, 2024, the Company recognized compensation expense related to restricted stock awards of $653 and $1,132, respectively, and deferred tax benefits of $248 and $323, respectively.

As of September 30, 2025 and December 31, 2024, there was approximately $7,767 and $8,455, respectively, of total unrecognized compensation expense related to nonvested restricted stock. The Company expects to recognize the remaining compensation expense over a weighted-average period of 5.24 years. Refer to Note 17. Subsequent Events for additional information regarding the modification for accelerated vesting of certain stock-based compensation awards.

For the three and nine months ended September 30, 2025, there were no repurchases of common shares. For the three months ended September 30, 2024, the Company repurchased 447 common shares outstanding for a total repurchase price of $1. For the nine months ended September 30, 2024, the Company repurchased 7,277 common shares outstanding for total repurchase price of $13. The total purchase price includes $2 paid in excess of the fair value of the shares at the repurchase date, which represents additional compensation to the former employees and was recognized as additional compensation cost in Selling, general and administrative expenses in the Consolidated Statements of Income.

HCI Equity Incentive Plan

HCI maintains an incentive plan that provides restricted stock awards to employees of HCI and its subsidiaries. The terms of the restricted stock awards include service conditions and market conditions, and the awards generally vest over a period of four years. In December 2024, certain employees of HCI and its subsidiaries were transferred to the Company. The Company recognizes stock-based compensation expense for those employees' nonvested shares based on the fair value determined by HCI at the original grant date and the same vesting terms established at the grant date. The awards are not remeasured following the transfer.

For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to HCI restricted stock of $4 and $30, respectively, in the Consolidated Statements of Income and as a Non-cash capital contribution in the Consolidated Balance Sheets.

Note 16. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in legal and regulatory proceedings arising in the ordinary course of business. As of September 30, 2025 and December 31, 2024, the Company was not a party to any legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, or results of operations. The Company evaluates potential exposures to such matters and records a liability when an outcome is both probable and reasonably estimable.

Lease Commitments

The Company leases office spaces and certain equipment under non-cancelable operating lease agreements. These leases have initial terms ranging from three to ten years and may include renewal options or rent escalation provisions. Refer to Note 9. Leases for additional information on lease commitments.

Indemnification Obligations

The Company provides certain indemnification commitments under agreements with customers that may require the Company to defend against claims for certain damages arising from breaches of contractual obligations. As of September 30, 2025 and December 31, 2024, no liabilities had been recorded related to such indemnification obligations.

Regulatory Matters

The Company is subject to various federal and state regulatory requirements, including data privacy and insurance-related requirements. The Company continues to monitor and enhance its compliance process and to address evolving operational and regulatory developments.

Note 17. Subsequent Events

On October 14, 2025, the Company terminated the 2021 Omnibus Plan and adopted the 2025 Omnibus Incentive Plan (the "2025 Omnibus Plan"). All awards previously granted under the 2021 Omnibus Incentive Plan continue to be administered and settled in accordance with the terms of the 2021 Plan. The principal purpose of the 2025 Omnibus Plan is to attract, retain and motivate selected employees, consultants and directors through equity-based and cash-based incentive awards to employees, consultants, service providers, and non-employee directors of the Company and its affiliates. The 2025 Omnibus Plan provides for up to 10,000,000 shares of common stock reserved for future issuance.

On November 6, 2025, the Company closed its initial public offering ("IPO") issuing 8,000,000 shares of common stock at a price of $21.00 per share, for gross proceeds of $168,000. The Company received net proceeds of approximately $156,240, after deducting approximately $11,760 of underwriting discounts and commissions.

In contemplation of the IPO, the Company amended a restricted stock award previously granted to the Company’s CEO to accelerate the vesting of the restricted stock award contingent upon completion of the IPO. This modification did not result in any incremental compensation cost. The Company recognized approximately $47 of previously unrecognized compensation expense related to the vesting of the restricted stock awards upon completion of the IPO.

On November 6, 2025, in connection with the IPO, the Company amended and restated its Third Amended and Restated Articles of Incorporation (as amended and restated, the "Fourth Amended and Restated Articles of Incorporation") and its Bylaws (as amended and restated, the "Amended and Restated Bylaws"). The Fourth Amended and Restated Articles of Incorporation were effective on November 6, 2025, and the Amended and Restated Bylaws were effective immediately prior to the consummation of the IPO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report"). This section is intended to provide management's perspective on our financial performance, material trends, and uncertainties that may affect our business, financial condition, results of operations, and cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those factors discussed or referenced in Part II, Item 1A "Risk Factors" in this Quarterly Report and in other reports we file with the SEC, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, the following:

•
we may not maintain profitability in the future;
•
we expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•
we may lose our existing customers and/or fail to acquire new customers;
•
we expect to continue to rely on a relatively small number of customers, including our existing customers, for a substantial portion of our revenue;
•
our success will depend on the continuous development and improvement of our proprietary Insurance-as-a-Service platform of products and services, including the development and implementation of new features and analytical models;
•
estimates of market opportunity may prove to be inaccurate;
•
we face intense competition in our industry, which could negatively impact our business, results of operations and financial condition and cause our market share to decline;
•
natural catastrophes and environmental risks may have significant adverse effects on our customers’ property and casualty insurance businesses, which may prevent us from maintaining or expanding our customer base and increasing our revenue;
•
there may be consolidation in the insurance industry, which could reduce the use of our platform, solutions, products, and services and adversely affect our revenues;
•
our intellectual property and proprietary rights are valuable, and any inability to obtain, maintain, protect, defend, and enforce them could reduce the value of our products and brand;
•
an unauthorized disclosure or loss of customer or employee data or information or other sensitive, confidential, or personal information, including by cyber-attack or other security breach, or a suspected or actual violation of federal or state data privacy or protection laws, regulations, or other obligations, could cause a loss of data or information, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition, and results of operations;
•
our information technology systems may fail or be disrupted or subject to errors, bugs, vulnerabilities, or defects, which could adversely affect our business;
•
any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our Insurance-as-a-Service platform of products and services and our business;
•
we operate in a highly regulated environment, and any failure to comply with applicable insurance, data privacy, or other regulatory requirements could materially and adversely affect our business, financial condition, and results of operations;

•
regulatory scrutiny of delegated authority and claims administration functions may increase our regulatory compliance costs, limit our flexibility, and adversely affect our business;
•
we are subject to stringent fiduciary duties with respect to insurance premium funds, and noncompliance could result in regulatory enforcement or reputational harm;
•
we are subject to extensive and evolving data privacy and cybersecurity regulation, which could increase our compliance burden and exposure to liability;
•
our international operations in India expose us to regulatory risks under Indian law and cross-border compliance obligations;
•
HCI controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other shareholders from influencing significant decisions;
•
if HCI sells a controlling interest in us to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock, and we may become subject to the control of a currently unknown third party;
•
HCI’s interests may conflict with our interests and the interests of our other shareholders and conflicts of interest between HCI and us could be resolved in a manner unfavorable to us and our other shareholders;
•
our Chief Executive Officer and Chairman of our board of directors may have actual or potential conflicts of interest because of his financial interests in HCI or because of his positions with HCI;
•
we have, and expect to continue to have, significant customer concentration, and substantially all of our revenues to date are from customers who are affiliated with our controlling shareholder, HCI; and
•
we may be unable to achieve some or all of the anticipated benefits of being a standalone public company.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report and in our prospectus included in the Registration Statement on Form S-1 (File No. 333-290500) (the "Registration Statement") relating to our initial public offering, as initially filed with the SEC on November 5, 2025.

You are cautioned not to place undue reliance on such forward-looking statements, which are not guarantees of future performance, and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date of such statement, and except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

Company Overview

Exzeo Group, Inc. ("Exzeo"), provides turnkey insurance technology and operations solutions to insurance carriers and their agents (collectively referred to as our "customers") through a proprietary platform of purpose-built software and data analytics applications designed specifically for the property and casualty ("P&C") insurance ecosystem.

Our Insurance-as-a-Service ("IaaS") platform, which we refer to as the Exzeo Platform, currently includes nine highly configurable software and data analytics applications that are purpose-built to serve the insurance value chain. The Exzeo Platform provides technology-based solutions for operational and administrative activities and functions performed by insurance carriers and their agents, including quoting and underwriting, policy management, claims processing management, data reporting, and financial reporting. As a result, the Exzeo Platform streamlines and automates interactions between insurance carriers and policyholders.

We were established in 2012 as the technology and innovation division of HCI Group, Inc. ("HCI"), a leading underwriter of homeowners insurance in Florida that now writes policies in 12 additional states. Since inception, we have been led by experienced technology and insurance professionals with deep domain expertise focused on developing advanced data analytics algorithms and software tools that enable carriers to maximize system efficiency, optimize underwriting outcomes, and serve their customers more effectively.

The Exzeo Platform is a proprietary suite of software, analytics, and visualization tools capable of supporting, enhancing or replacing legacy operational systems that are common across the insurance industry. The Exzeo Platform is developed and maintained by Exzeo USA, Inc., a Florida corporation and wholly-owned subsidiary of Exzeo, and Exzeo Software Private Limited, an indirect wholly-owned subsidiary of Exzeo based in India. These subsidiaries license the Exzeo Platform to Exzeo Insurance Services, Inc. ("EIS").

We deliver our solutions to carrier customers principally through EIS, which holds a managing general agency ("MGA") license in the State of Florida and equivalent licenses in other states. EIS enters into MGA or policy administration services agreements with our insurance-industry customers under which it serves as a managing general agent of an insurance carrier or provides services to a carrier's MGA in exchange for fees largely based on a percentage of managed premiums. Under these agreements, EIS utilizes the Exzeo Platform to provide policy issuance and renewal services, as well as management services such as soliciting and negotiating reinsurance for authorized programs, managing and maintaining policy administration, and providing claims management.

The Exzeo Platform consists of three core components:

•
Advanced Underwriting Solutions – We bring over a decade of expertise in developing and training underwriting data models that, based on results with initial customers, we believe deliver superior results relative to industry peers. These models efficiently process large data sets and produce actionable underwriting insights for carriers. By making precise decisions at the individual risk level, our models help insurers build portfolios focused on profitable risk accumulation.
•
Data Analytics Solutions – The Exzeo Platform transforms structured and unstructured data into actionable information that powers our advanced decision-based models and workflow systems. This data-driven decision approach enhances capabilities across a carrier's entire organization, including underwriting, portfolio construction, and claims management.
•
Insurance Management Solutions – Through the Exzeo Platform, EIS provides front-end distribution management, underwriting and pricing models, policy administration, and claims management, either individually or as a fully integrated set of solutions that solely utilize our platform. The insurance solutions offered by EIS currently support the operations of managing general agents, attorney-in-fact companies, and insurance/reinsurance carriers and capital providers. The Exzeo Platform includes efficient, automated underwriting that requires minimal information from the insurance agent and uses the extensive internal data repository that we develop and curate. Delivered through a flexible, web-based interface, our suite of applications offers scalable and efficient solutions.

Discontinued Operations

Prior to July 2024, we were also engaged in the P&C insurance business, primarily focused on homeowners' multi-peril policies in the State of Florida, through our subsidiary TypTap Insurance Company ("TTIC"). On July 1, 2024, we transferred all 2,500,000 outstanding shares of TTIC to HCI in exchange for the settlement of promissory notes issued by us.

The sale of TTIC constituted the disposal of a significant component of our business, resulting in a strategic shift in our operations and having a major effect on our financial results. Accordingly, TTIC's results are reflected in our unaudited interim Consolidated Financial Statements as discontinued operations and are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheets and income from discontinued operations on the Consolidated Statements of Income. Unless otherwise stated, all discussions regarding results for the three and nine months ended September 30, 2025 and 2024 reflect results from our continuing operations.

Because the transaction occurred between entities under common control and did not result in a change in control of TTIC, it was accounted for as a common control transaction and recognized as an equity transaction. The purpose of this transaction was to restructure our organization, allowing us to focus on expanding our technology and insurance solutions services while reducing debt and improving our capital structure and balance sheet. Refer to Note 3. Discontinued Operations in the notes to our unaudited interim Consolidated Financial Statements for additional information about this transaction.

Key Factors and Trends Affecting Results of Operations

We believe our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled "Risk Factors."

•
Underwriting performance and continued investments in our technology – We leverage data, technology, and proprietary underwriting algorithms to enhance risk management. For instance, we leverage dynamic data sources obtained through various sources and apply advanced statistical methods to model that data into our pricing algorithms. We expect to improve our ability to manage risk and price risk accurately over time as we incorporate new external data sources and utilize the experience gained over time with HCI's policyholder base. These enhancements are expected to lead to better underwriting, lower loss frequency, and lower loss ratios over time, after adjusting for weather-related events. Our success in this area depends on our ability to continuously incorporate new data sources as they become available and effectively apply them to improve our ability to accurately and competitively price risk.
•
Intense competition in our market – The market to provide core system software to the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs, and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. The principal competitive factors in our industry include total cost of ownership, product functionality, flexibility and performance, customer references and in-depth knowledge of the P&C insurance industry. We believe that we compete favorably with our competitors on the basis of each of these factors. However, many of our current or potential competitors have greater financial and other resources, greater name recognition, and longer operating histories than we do.
•
New customer success and retention – We have relied and expect to continue to rely on customer relationships with a relatively small number of carriers in the P&C insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations and financial condition. While we currently have one customer that is not affiliated with HCI, we do not expect to generate significant revenue from this customer in the current fiscal year. As part of our growth strategy, we are focused on expanding our customer base by developing new partnerships with additional carriers and their agents. Our future operating results will depend, in part, on the rate at which we acquire new customers that are not affiliates of HCI and maintain our relationships with existing customers as measured by the amount of managed premium on our platform. We believe that introducing these prospective customers to the advantages of our technology and variable fee structure will be critical to diversifying our revenue and reducing customer concentration over time. Our ability to support this expansion depends on the continued performance of our customer success and support teams, which are critical to ensuring high customer satisfaction, adoption, and retention.
•
National expansion strategy / Expansion into new geographies and use cases – We believe national expansion will be a key driver of our long-term growth and success of our business. As of September 30, 2025, we provide services to P&C companies in the states of Connecticut, Florida, Georgia, Massachusetts, Montana, Nevada, New Jersey, New Mexico, North Carolina, Rhode Island, South Carolina, South Dakota and Utah. We expect to apply our highly scalable model nationally, using a tailored approach in each state that reflects its regulatory environment and local market dynamics. We aim to expand rapidly and efficiently across different geographies while maintaining a high level of control over our strategy within each market. State expansion should create a broader base from which to grow premiums and increase the geographic diversity in the policyholder base and risk portfolio that we manage. We believe that broader geographic diversification will also improve our ability to secure favorable terms from reinsurers, improving the overall cost structure and profitability for our customers.
•
Regulatory matters – The legal environment for cloud-based technology businesses is evolving in the United States, and we are subject to a variety of laws and regulations that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, content, intellectual property, data security, and data retention and deletion. In particular, we are subject to federal and state laws regarding privacy and protection of personal data. U.S. federal and state laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and inconsistently with our current policies and practices.
•
Data privacy – Our customers and their policyholders upload to and store their data in our cloud-based platform. This presents legal challenges to our business and operations, such as consumer privacy rights and intellectual property rights. We must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on our cloud-based platform as well as in the operation of our business. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our compliance efforts and our data privacy compliance efforts generally.
•
Transition to a standalone public company – Following our Initial Public Offering ("IPO") in November 2025, we have become subject to the reporting and compliance obligations of federal and state securities laws, as well as applicable stock exchange requirements. Operating as a standalone public company has required, and we expect will continue to require, that we establish and enhance additional governance structures and corporate functions. These expanded capabilities include external financial reporting, internal audit, treasury, investor relations, board of directors and officer support, and stock administration, which have resulted and are expected to result, in additional costs.

Presentation of Financial Information

Unless otherwise indicated, all dollar amounts presented in this Management's Discussion and Analysis are stated in thousands of dollars. Percentages and ratios are based on the underlying whole dollar amount.

Summary of Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. The following table presents these operational measures:

	Nine Months Ended September 30,
(amounts in thousands, except percentages and counts)	2025	2024
Managed Premium	$1,201,597	$496,347
Managed Policies	263,753	94,587
Premium Per Policy	$4,556	$5,248
Gross Dollar Retention Rate	87.9%	95.9%
Net Dollar Retention Rate	242.1%	142.7%
Annual Recurring Revenue	$192,410	$117,645

Managed Premium

Managed premium is defined as the aggregate gross dollar value of in-force premiums that are processed, managed, or administered by our software solutions as of the period end date. This excludes any applicable policy fee income associated with managed policies. Premium pricing may vary by state due to a combination of factors including regulatory requirements; however, the majority of the policies are written in the state of Florida. Revenue is primarily derived from usage-based pricing models, which are structured based on the amount of managed premiums processed, in most cases. We view this as an important metric because it is an indicator of the overall size of our platform. However, managed premium is an operational metric and should not be considered a substitute for revenue or other financial results.

Managed premiums attributable to insurance policies written in the state of Florida represented 89.9% and 82.5% of total managed premiums for the nine months ended September 30, 2025 and 2024, respectively.

Managed Policies

Managed policies are defined as the number of currently active policies managed by us on our platform as of the period end date. We consider managed policies a key metric for evaluating our financial performance, as growth in the number of managed policies not only drives revenue growth, but we also believe that an increase in managed policies may reflect broader brand awareness and deeper market penetration of our Exzeo Platform.

Premium Per Policy

Premium per policy is defined as the managed premium divided by managed policies. We view premium per policy as an important metric which provides information as to the average size of our customers' policyholder relationships. Growth in the metric can be indicative of increased coverages offered to our customers.

Gross Dollar Retention Rate

Gross dollar retention rate measures the percentage of managed premium retained from our customers' existing policyholders. We calculate gross dollar retention rate by measuring the managed premium attributable to policyholders who remained active as of the end of the current period and dividing this amount by the managed premium attributable to those same policyholders as of the end of the corresponding prior-year period (i.e. twelve months earlier). We believe the gross dollar retention rate is a valuable indicator of platform engagement among existing policyholders and provides insight into our ability to retain and sustain premium volume over time through our services.

The managed premiums attributable to policyholders active from the end of the prior calendar year used to calculate the gross dollar retention rate were $436,427 and $333,581 as of September 30, 2025 and 2024, respectively.

Net Dollar Retention Rate ("NRR")

We use NRR as a key performance metric to measure the success of our carrier customer relationships and the growth of our revenue from new and existing carrier customers. To calculate NRR, we divide the amount of managed premium from new and existing policyholders of our customers at the end of the current period, by the amount of managed premium attributable to the policyholders active as of the respective prior-year period (i.e., twelve months earlier).

Our NRR is influenced by both the growth of existing carrier customers on the platform as well as the addition of new carrier customers. We believe that maintaining a high NRR is critical to achieving sustained long-term growth and reflects the strength of our value proposition to existing as well as future customers.

Annual Recurring Revenue ("ARR")

We use ARR as a key operational metric to assess the scale of our recurring revenue generated from managed premium. ARR is defined as the sum of each customer's managed premiums, multiplied by their respective contractual fee rates, plus any applicable policy fee income associated with managed policies as of the period end date. ARR excludes revenue from non-recurring sources, such as catastrophe services.

Components of Operating Results

Revenue

We generate revenue from three primary sources: underwriting and management services, claim services, and other technology services. Underwriting and management services include policy issuance and renewal, reinsurance placement, and administrative support, with fees tied to a percentage of premiums written or assumed, plus related policy fees. Claim services involve investigating, adjusting, and settling claims, including catastrophe-related claims, with pricing based on percentage of premiums written or assumed, per-claim fees and/or a percentage of indemnification costs. Other technology services are primarily derived from proprietary software solutions offered through Software-as-a-Service ("SaaS") service agreements, with fees based on a combination of policy or claim volumes, fixed charges, or percentages of claims handled.

Cost of revenue

Our cost of revenue consists of expenses directly attributable to the delivery of services that generate revenue. These include salaries and benefits of employees engaged in providing underwriting, management, administrative, and claim services. We collect fees inclusive of agent commissions and subsequently pay the applicable commissions to agents. Cost of revenue also includes amortization of software intangible assets used to provide services, information technology expenses that support policy underwriting, administrative functions, and claim handling services, as well as allocated overhead costs from supporting departments. Claim handling costs are comprised of expenses incurred throughout the claims process, including adjustment, investigation, defense, recording, and payment functions. Allocated expenses from departments supporting these functions are also included in cost of revenue.

Gross profit

Gross profit represents profit after cost of revenue, as defined previously, and is the difference between revenues and cost of revenue. The increase in gross profit in the recent periods presented was primarily driven by growth in our managed premiums, which allows us to leverage our relatively fixed cost structure. As we continue to scale and find operational efficiencies, we expect gross margins to improve over time.

Selling, general and administrative expenses

Selling, general and administrative expenses represent costs associated with supporting operations and primarily consist of employee compensation, including stock-based compensation and benefits for our finance, IT, human resources, legal, sales, and general management functions, as well as facilities and professional services.

Research and development

Our research and development costs consist primarily of personnel expenses, including salaries and benefits, bonuses, stock-based compensation and related overhead costs for employees engaged in the design and development of our technology offerings and other internally used systems and applications.

Depreciation and amortization

Depreciation and amortization costs reflect expenses associated with the ongoing use of our tangible long-lived assets, including computer hardware, office equipment and leasehold improvements.

Investment income

Investment income represents interest earned from short-term investments. The principal factors that influence investment income are the size of our investment portfolio and the yield on that portfolio.

Interest expense

Interest expense primarily consists of the allocation of interest from borrowing and funding associated with notes payable and loans to HCI.

Income tax expense (benefit)

Income tax expense (benefit) primarily consists of domestic corporate federal and state income taxes related to the sale of our services. The effective tax rate can be affected by many factors, including changes in tax laws, states of operation, regulations or rates, new interpretations of existing laws or regulations, and changes to our overall levels of income before tax.

Results of Operations

For the three months ended September 30, 2025 and 2024

The following table presents selected financial information for the three months ended September 30, 2025 and 2024, including amounts expressed as a percentage of total revenue and the year-over-year percentage change:

	Three Months Ended September 30,		Percentage of Revenue		Increase (Decrease)
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$55,166	$29,110	100.0%	100.0%	89.5%
Cost of revenue	21,393	17,989	38.8%	61.8%	18.9%
Gross profit	33,773	11,121	61.2%	38.2%	203.7%
Operating expenses
Selling, general and administrative	3,900	2,574	7.1%	8.8%	51.5%
Research and development	2,494	1,728	4.5%	5.9%	44.3%
Depreciation and amortization	127	89	0.2%	0.3%	42.7%
Total operating expenses	6,521	4,391	11.8%	15.0%	48.5%
Operating income	27,252	6,730	49.4%	23.2%	304.9%
Investment income	1,102	197	2.0%	0.7%	459.4%
Interest expense	—	(15)	0.0%	(0.1)%	(100.0)%
Income before taxes	$28,354	$6,912	51.4%	23.8%	310.2%
Income tax expense	7,203	1,655	13.1%	5.7%	335.2%
Net income after taxes	$21,151	$5,257	38.3%	18.1%	302.3%

Revenue

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Underwriting and management	$44,879	$22,058	81.4%	75.8%	$22,821	103.5%
Claim services (1)	8,030	5,418	14.6%	18.6%	2,612	48.2%
Other technology services	2,257	1,634	4.0%	5.6%	623	38.1%
Total revenue	$55,166	$29,110	100.0%	100.0%	$26,056	89.5%

(1) Portion of this revenue is earned through services delivered directly via outsourcing to a subsidiary of HCI. Although this revenue is recognized on a gross basis because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from the subsidiary of HCI closely match the revenue recognized. Refer to Non-GAAP Financial Measures for additional information.

Revenue increased by $26,056, or 89.5%, to $55,166 for the three months ended September 30, 2025, compared to $29,110 for the same period in 2024, driven primarily by growth in underwriting and management services from our existing customer base and expansion of the scope of services provided to customers in the beginning of 2025.

Underwriting and management revenue increased by $22,821, or 103.5%, to $44,879, representing 81.4% of total revenue, compared to $22,058, representing 75.8% in 2024. The increase was primarily driven by new management fee arrangements with two additional customers, which together accounted for approximately 66.0% of the total increase. The remainder of the increase was driven by growth in managed premiums from our existing customer base.

Claim services revenue increased by $2,612, or 48.2%, to $8,030, representing 14.6% of total revenue, compared to $5,418, representing 18.6% of total revenue for the same period in 2024. The increase was primarily driven by higher managed premiums from our existing customer base, which increased related claims volume and associated service fees, as well as higher Catastrophe ("CAT") claim service fees and field adjuster service fees following severe weather events from 2024. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased $623, or 38.1%, to $2,257 for the three months ended September 30, 2025, representing 4.0% of total revenue, compared to $1,634, representing 5.6% of total revenue in 2024. The increase in other technology services was primarily driven by higher CAT software fees, mainly related to Hurricanes Milton and Helene, which began generating significant revenue in 2025, partially offset by lower usage-based non-CAT software solutions. CAT related software activity is event driven and may not occur at similar levels in future periods.

Cost of Revenue

The following table presents a summary of our disaggregated cost of revenue for the periods presented:

	Three Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Policy commission and related expenses	$10,071	$8,756	18.3%	30.1%	$1,315	15.0%
Outsourced claims fees	2,809	1,550	5.1%	5.3%	1,259	81.2%
Direct personnel expense	5,086	4,195	9.2%	14.4%	891	21.2%
Other operating expenses	2,805	2,932	5.1%	10.1%	(127)	(4.3)%
Depreciation and amortization	622	556	1.1%	1.9%	66	11.9%
Total cost of revenue	$21,393	$17,989	38.8%	61.8%	$3,404	18.9%

Cost of revenue increased $3,404, or 18.9%, to $21,393 for the three months ended September 30, 2025, compared to $17,989 for the same period in 2024. As a percentage of total revenue, cost of revenue declined to 38.8% in 2025 from 61.8% in 2024, reflecting operating leverage from higher revenue volumes.

Policy commission and related expenses increased by $1,315, or 15.0%, to $10,071, representing 18.3% of total revenue, for the three months ended September 30, 2025, compared to $8,756, representing 30.1% of total revenue, for the three months ended September 30, 2024. The increase was driven by growth in managed premiums from our existing customer base for a single carrier with a commission based arrangement, which increased the volume of written premiums subject to commission during the period. This growth was partially offset by a slight decrease in the weighted average commission rate, driven by a shift in business mix. Florida premiums represented 73.2% of total managed premiums for the three month's ended September 30, 2025 compared to 68.5% for the three months ended September 30, 2024 and commission rates are generally lower due to competitive market dynamics.

Outsourced claims fees increased by $1,259, or 81.2%, to $2,809, representing 5.1% of total revenue, for the three months ended September 30, 2025, compared to $1,550, representing 5.3% of total revenue in 2024. The increase was mainly driven by higher current period CAT claims activity related to developments from historical storms as well as litigation and claims related fees from growth in managed policies. These storms resulted in a greater number of reported claims, which required increased use of outsourced claims handling services. The increase in fees was attributable to this higher claim volume rather than changes in the cost per claim. CAT related activity may not recur at similar levels in the future periods.

Direct personnel expense increased by $891, or 21.2%, to $5,086, representing 9.2% of total revenue, for the three months ended September 30, 2025, compared with $4,195, or 14.4% of total revenue in 2024. The increase was mainly attributable to higher compensation-related costs, including salaries and wages, discretionary pay and employee benefits associated with growth in headcount supporting underwriting and claims operations. These increases were partially offset by lower stock-based compensation expense, as most awards had vested earlier in the year.

Other operating expenses decreased by $127, or 4.3%, to $2,805, representing 5.1% of total revenue, compared to $2,932, representing 10.1% of total revenue in 2024. The decrease was driven by lower bank fee charges following a system optimization initiative implemented in 2025 along with lower claims management activity reflecting continued improvements in loss management and claims handling efficiency. These decreases were partially offset by the increase in systems expenses related to investments to strengthen infrastructure and systems to support our growth.

Depreciation and amortization remained relatively consistent year over year at $622, representing 1.1% of total revenue for the three months ended September 30, 2025, compared to $556, representing 1.9% of total revenue in 2024.

Operating Expenses

The following table presents a summary of our disaggregated operating expenses for the periods presented:

	Three Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Selling, general and administrative	$3,900	$2,574	7.1%	8.8%	$1,326	51.5%
Research and development	2,494	1,728	4.5%	5.9%	766	44.3%
Depreciation and amortization	127	89	0.2%	0.3%	38	42.7%
Total operating expenses	$6,521	$4,391	11.8%	15.0%	$2,130	48.5%

Total operating expenses increased by $2,130, or 48.5%, to $6,521 for the three months ended September 30, 2025, compared to $4,391 for the same period in 2024. As a percentage of total revenue, total operating expenses decreased to 11.8% for the three months ended September 30, 2025, compared to 15.0% in 2024, reflecting operating leverage achieved through higher revenue volume.

Selling, general and administrative expenses increased by $1,326, or 51.5%, to $3,900, representing 7.1% of total revenue, for the three months ended September 30, 2025, compared to $2,574, representing 8.8% in 2024. The increase primarily reflects higher employee-related costs, including discretionary compensation and salary and wage expenses resulting from expanded headcount to support business growth. These increases were partially offset by lower employee benefit costs and lower corporate overhead allocations to TTIC. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025.

Research and development expenses increased by $766, or 44.3%, to $2,494, representing 4.5% of total revenue, for the three months ended September 30, 2025, compared to $1,728, representing 5.9% of total revenue in 2024. The increase was primarily driven by an increase in the portion of research and development project initiatives, as well as higher personnel-related costs, including salaries, wages, and discretionary pay as we continued to invest in technology development and platform enhancements to support business growth.

Depreciation and amortization remained relatively consistent at $127, representing 0.2% of revenue for the three months ended September 30, 2025 and $89, representing 0.3% of revenue in 2024.

Investment Income

The following table summarizes our investment income for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	($)	(%)
Investment income	$1,102	$197	$905	459%

Investment income was $1,102 for the three months ended September 30, 2025, compared to $197 for the same period in 2024, an increase of $905, or 459%. The increase was primarily attributable to higher average investable cash balances during the 2025 period from higher operating income. Although market interest rates declined compared to the prior year, the significantly larger balances held in money market and deposit accounts generated greater overall interest income.

Interest Expense

The following table summarizes our interest expense for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	($)	(%)
Interest expense	$-	$15	$(15)	(100)%

There was no interest expense recorded for the three months ended September 30, 2025, compared to $15 for the same period in 2024, representing a decrease of 100%.

The decrease reflects the impact of the July 1, 2024 common control transaction with HCI, under which all promissory notes previously issued to HCI were treated as repaid, except for a single note that remained outstanding after the transaction. That remaining note was fully repaid in November 2024, resulting in no interest-bearing obligations during 2025.

Income Tax

The following table summarizes our income tax expense for the periods presented, including total tax expense and effective tax rate:

	Three Months Ended September 30,
(Unaudited, amounts in thousands, except percentages)	2025	2024
Income before taxes	$28,354	$6,912
Income tax expense	7,203	1,655
Effective tax rate	25.4%	23.9%

Income tax expense was $7,203 and $1,655 for the three months ended September 30, 2025, and 2024, respectively. The effective tax rate was 25.4% and 23.9% for the three months ended September 30, 2025, and 2024, respectively.

Our effective tax rate for the three months ended September 30, 2025, was 25.4%, compared with the U.S. federal statutory rate of 21.0%. The difference was primarily driven by state income taxes, net of federal tax benefits, of approximately 4.0% and combination of immaterial permanent differences of 0.4%. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations.

Our effective tax rate for the three months ended September 30, 2024, was 23.9%, compared with the U.S. federal statutory rate of 21.0%. The difference was primarily driven by state income taxes, net of federal tax benefits, of approximately 4.0% and non-deductible compensation expenses of 1.4%, offset by other permanent adjustments of 2.5% including windfall on restricted stocks vesting. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations.

For the nine months ended September 30, 2025 and 2024

The following table presents selected financial information for the nine months ended September 30, 2025 and 2024, including amounts expressed as a percentage of total revenue and the year-over-year percentage change:

	Nine Months Ended September 30,		Percentage of Revenue		Increase (Decrease)
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$163,664	$89,415	100.0%	100.0%	83.0%
Cost of revenue	67,515	54,908	41.3%	61.4%	23.0%
Gross profit	96,149	34,507	58.7%	38.6%	178.6%
Operating expenses
Selling, general and administrative	9,566	6,806	5.8%	7.6%	40.6%
Research and development	7,069	5,018	4.3%	5.6%	40.9%
Depreciation and amortization	338	245	0.2%	0.3%	38.0%
Total operating expenses	16,973	12,069	10.3%	13.5%	40.6%
Operating income	79,176	22,438	48.4%	25.1%	252.9%
Investment income	2,263	339	1.4%	0.4%	567.6%
Interest expense	—	(3,321)	0.0%	(3.7)%	(100.0)%
Income before taxes	$81,439	$19,456	49.8%	21.8%	318.6%
Income tax expense	20,674	5,088	12.6%	5.7%	306.3%
Net income after taxes	$60,765	$14,368	37.2%	16.1%	322.9%

Revenue

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	Nine Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Underwriting and management	$133,424	$67,180	81.5%	75.1%	$66,244	98.6%
Claim services (1)	23,482	17,348	14.3%	19.4%	6,134	35.4%
Other technology services	6,758	4,887	4.2%	5.5%	1,871	38.3%
Total revenue	$163,664	$89,415	100.0%	100.0%	$74,249	83.0%

(1) Portion of this revenue is earned through services delivered directly via outsourcing to a subsidiary of HCI. Although this revenue is recognized on a gross basis because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from the subsidiary of HCI closely match the revenue recognized. Refer to Non-GAAP Financial Measures for additional information.

Revenue increased by $74,249, or 83.0%, to $163,664 for the nine months ended September 30, 2025, compared to $89,415 for the same period in 2024, driven primarily by growth in underwriting and management services from our existing customer base and expansion of the scope of services provided to customers in the beginning of 2025.

Underwriting and management revenue increased by $66,244, or 98.6%, to $133,424, representing 81.5% of total revenue, compared to $67,180, representing 75.1% of total revenue in 2024. The increase was primarily driven by new management fee arrangements with two additional customers, which together accounted for approximately 61.1% of the total increase. The remainder was driven by growth in managed premiums from our existing customer base.

Claim services revenue increased by $6,134, or 35.4%, to $23,482, representing 14.3% of total revenue, compared to $17,348, representing 19.4% of total revenue in 2024. The increase was primarily driven by higher CAT claim service fees and field adjuster service fees following severe weather events from 2024, along with the increase in managed premiums from our existing customer base. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $1,871, or 38.3%, to $6,758 for the nine months ended September 30, 2025, representing 4.2% of total revenue, compared to $4,887, representing 5.5% of total revenue in 2024. The increase was primarily driven by higher CAT software fees, largely related to Hurricanes Milton and Helene, which began generating significant revenue in 2025, partially offset by lower recurring software fees. CAT related software activity is event driven and may not occur at similar levels in future periods.

Cost of Revenue

The following table presents a summary of our disaggregated cost of revenue for the periods presented:

	Nine Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Policy commission and related expenses	$32,812	$27,466	20.0%	30.7%	$5,346	19.5%
Outsourced claims fees	8,895	5,441	5.4%	6.1%	3,454	63.5%
Direct personnel expense	15,165	11,197	9.3%	12.5%	3,968	35.4%
Other operating expenses	8,816	9,146	5.4%	10.2%	(330)	(3.6)%
Depreciation and amortization	1,827	1,658	1.1%	1.9%	169	10.2%
Total cost of revenue	$67,515	$54,908	41.2%	61.4%	$12,607	23.0%

Cost of revenue increased by $12,607, or 23.0%, to $67,515 for the nine months ended September 30, 2025, compared to $54,908 for the same period in 2024. As a percentage of total revenue, cost of revenue declined to 41.2% in 2025 from 61.4% in 2024, reflecting improved operating leverage from higher revenue volumes.

Policy commission and related expenses increased by $5,346 or 19.5%, to $32,812, representing 20.0% of total revenue, for the nine months ended September 30, 2025, compared to $27,466, representing 30.7% of total revenue, for the same period in 2024. The increase was driven by growth in managed premiums from the existing customer base for the single carrier with which we have a commission based arrangement, which increased commission activity during the 2025 period. However, the weighted average commission rate declined from 9.3% in 2024 to 8.9% in 2025 as Florida premiums increased from 66.8% of total managed premiums for the nine months ended September 30, 2024 to 73.5% for the nine months ended September 30, 2025, and commission rates in Florida are generally lower due to competitive market dynamics. As a result, the overall commission rate as a percentage of premium declined despite higher managed premiums.

Outsourced claims fees increased by $3,454, or 63.5%, to $8,895, representing 5.4% of total revenue, for the nine months ended September 30, 2025, compared to $5,441, representing 6.1% of total revenue in 2024. The increase was mainly driven by higher current period CAT claims activity related to developments from historical storm events as well as litigation and claims related fees from growth in managed policies. These storms resulted in a greater number of reported claims, which required increased use of outsourced claims handling services. The increase in fees was attributable to this higher claim volume rather than changes in the cost per claim. CAT related activity may not recur at similar levels in the future periods.

Direct personnel expense increased by $3,968, or 35.4%, to $15,165, representing 9.3% of total revenue, for the nine months ended September 30, 2025, compared with $11,197, or 12.5% of total revenue in 2024. The increase was mainly attributable to higher compensation-related costs including salaries and wages, discretionary pay and employee benefits associated with growth in headcount supporting underwriting and claims operations. These increases were partially offset by lower stock-based compensation expense, as most awards had vested at the time of TTIC's disposal.

Other operating expenses decreased by $330, or 3.6%, to $8,816, representing 5.4% of total revenue, compared to $9,146, representing 10.2% of total revenue in 2024. The decrease was driven by lower claims management activity along with lower bank fee charges following a system optimization initiative implemented in 2025. These decreases were partially offset by the increase in systems expenses related to investments to strengthen infrastructure and systems to support our growth.

Depreciation and amortization remained relatively consistent year over year at $1,827, representing 1.1% of total revenue for the nine months ended September 30, 2025 compared to $1,658, representing 1.9% of total revenue in 2024.

Operating Expenses

The following table presents a summary of our disaggregated operating expenses for the periods presented:

	Nine Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024	($)	(%)
Selling, general and administrative	$9,566	$6,806	5.8%	7.6%	$2,760	40.6%
Research and development	7,069	5,018	4.3%	5.6%	2,051	40.9%
Depreciation and amortization	338	245	0.2%	0.3%	93	38.0%
Total operating expenses	$16,973	$12,069	10.3%	13.5%	$4,904	40.6%

Total operating expenses increased by $4,904, or 40.6%, to $16,973 for the nine months ended September 30, 2025, compared to $12,069 for the same period in 2024. As a percentage of total revenue, total operating expenses decreased to 10.3% for the nine months ended September 30, 2025, compared to 13.5% in 2024, reflecting operating leverage gained through revenue growth.

Selling, general and administrative expenses increased $2,760, or 40.6%, to $9,566, representing 5.8% of total revenue, for the nine months ended September 30, 2025, compared to $6,806, representing 7.6% of total revenue, for the same period in 2024. The increase primarily reflects higher employee-related costs, including discretionary compensation tied to improved performance and salary and wage expenses resulting from higher headcount to support business growth. The remaining increase reflects higher corporate allocations and other administrative costs associated with scaling operations, partially offset by lower overhead allocations to TTIC. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs. Allocations were based on departmental inputs and applied consistently using methodologies appropriate to each cost type. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025.

Research and development expenses increased $2,051, or 40.9%, to $7,069, representing 4.3% of total revenue, for the nine months ended September 30, 2025, compared to $5,018, representing 5.6% of total revenue, in 2024. The increase was primarily driven by an increase in the portion of internal software development costs expensed as incurred due to project timing, as well as higher personnel-related costs, including salaries, wages, and discretionary pay as we continued to invest in technology development and platform enhancements to support business growth.

Depreciation and amortization remained relatively flat at $338, representing 0.2% of revenue for the nine months ended September 30, 2025 and 0.3% of revenue for the nine months ended September 30, 2024.

Investment Income

The following table summarizes our investment income for the periods presented:

	Nine Months Ended September 30,		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	($)	(%)
Investment income	$2,263	$339	$1,924	568%

Investment income was $2,263 for the nine months ended September 30, 2025, compared to $339 for the same period in 2024, an increase of $1,924, or 568%. The increase was primarily attributable to higher average investable cash balances during the 2025 period driven from higher income from operations. Although market interest rates declined compared to the prior year, the significantly larger balances held in money market and deposit accounts generated greater overall interest income.

Interest Expense

The following table summarizes our interest expense for the periods presented:

	Nine Months Ended September 30,		Change
(Unaudited, amounts in thousands, except percentages)	2025	2024	($)	(%)
Interest expense	$-	$3,321	$(3,321)	(100)%

There was no interest expense recorded for the nine months ended September 30, 2025, compared to $3,321 for the same period in 2024, representing a decrease of 100%.

The decrease reflects the impact of the July 1, 2024 common control transaction with HCI, under which all promissory notes previously issued to HCI were treated as repaid, except for a single note that remained outstanding after the transaction. That remaining note was fully repaid in November 2024, resulting in no interest-bearing obligations during 2025.

Income Tax

The following table summarizes our income tax expense for the periods presented, including total tax expense and effective tax rate:

	Nine Months Ended September 30,
(Unaudited, amounts in thousands, except percentages)	2025	2024
Income before taxes	$81,439	$19,456
Income tax expense	20,674	5,088
Effective tax rate	25.4%	26.2%

Income tax expense was $20,674 and $5,088 for the nine months ended September 30, 2025, and 2024, respectively. The effective tax rate was 25.4% and 26.2% for the nine months ended September 30, 2025, and 2024, respectively.

Our effective tax rate for the nine months ended September 30, 2025, was 25.4%, compared with the U.S. federal statutory rate of 21.0%. The difference was primarily driven by state income taxes, net of federal tax benefits, of approximately 4.0% and combination of immaterial permanent differences of 0.4%. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations.

Our effective tax rate for the nine months ended September 30, 2024, was 26.2%, compared with the U.S. federal statutory rate of 21.0%. The difference was primarily driven by state income taxes, net of federal tax benefits, of approximately 4.0%, and non-deductible compensation expenses, of an additional 1.6% offset by a combination of immaterial permanent differences of 0.4%. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations.

Non-GAAP Financial Measures

In addition to results determined in accordance with accounting principles generally accepted in the United States ("GAAP"), we use certain non-GAAP financial measures to evaluate our operating performance and make strategic decisions. These non-GAAP financial measures include Adjusted EBITDA and Adjusted Revenue. Management believes these measures provide useful supplemental information for investors by facilitating comparisons of performance across reporting periods and with other companies in the industry, many of which use similar non-GAAP financial measures.

However, these non-GAAP financial measures are not prepared in accordance with GAAP, are not based on a standardized methodology, and may not be comparable to similarly titled measures used by other companies. They should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. These measures exclude items that may be significant to an understanding of our financial condition and results of operations under GAAP. The use of non-GAAP financial measures involves management judgment regarding which items to exclude or include. Accordingly, these measures have limitations and should be viewed as a supplement to, not a replacement for, our GAAP results. Management urges investors to review the reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures included in this report and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

We define adjusted EBITDA as net income adjusted to exclude income tax expense, interest expense, investment income, depreciation and amortization, and stock-based compensation expense. Management uses Adjusted EBITDA as a key measure of operating performance and to assess the results of the business excluding certain items that are not considered indicative of core operating results. However, Adjusted EBITDA should not be viewed in isolation or as a substitute for net income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, amounts in thousands)	2025	2024	2025	2024
Net income after tax	$21,151	$5,257	$60,765	$14,368
Income tax expense	7,203	1,655	20,674	5,088
Interest expense	—	15	—	3,321
Investment income	(1,102)	(197)	(2,263)	(339)
Depreciation and amortization	749	645	2,165	1,903
Stock-based compensation expense	731	1,471	2,160	2,828
Adjusted EBITDA	$28,732	$8,846	$83,501	$27,169

Adjusted Revenue

We define Adjusted Revenue as the portion of total GAAP revenue earned through services delivered directly via our proprietary platform technology, without being outsourced to other service providers. This metric excludes revenue associated with services primarily within claims management that are outsourced to a subsidiary of HCI. Although this revenue is recognized on a gross basis under GAAP, we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from outsourced service providers closely match the revenue recognized. Management believes Adjusted Revenue provides investors with useful insight into the performance and scalability of our core platform services and clarifies the underlying revenue contribution from internally delivered operations. This metric also assists management and investors in evaluating period-over-period trends in technology-driven revenue streams, excluding variability associated with outsourced service arrangements. This non-GAAP measure should not be considered in isolation or as a substitute for total revenue or any other performance measure calculated in accordance with GAAP.

The following table presents the calculation of the Adjusted Revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, amounts in thousands)	2025	2024	2025	2024
Total Revenue	$55,166	$29,110	$163,664	$89,415
Less: Outsourced claims fees	2,809	1,550	8,995	5,441
Total Adjusted Revenue	$52,357	$27,560	$154,769	$83,974

Adjusted EBITDA Margin

We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Adjusted Revenue. This non-GAAP measure provides management and investors with additional insight into the Company's operating efficiency and the scalability of our business model, as it reflects our progress toward long-term profitability.

The following table presents the calculation of Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, amounts in thousands, except percentages)	2025	2024	2025	2024
Numerator: Adjusted EBITDA	$28,732	$8,846	$83,501	$27,169
Denominator: Adjusted Revenue	52,357	27,560	154,769	83,974
Adjusted EBITDA Margin	54.9%	32.1%	54.0%	32.4%

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are as follows:

	September 30,	December 31,
(amounts in thousands)	2025	2024
Cash and cash equivalents	$140,919	$54,502
Working capital	68,720	10,854

The increase in cash and working capital primarily reflects cash flows generated from operations, driven by overall growth in our managed premium base and increased contract liabilities.

We believe that our existing cash and cash equivalents, together with expected operating cash flows, will be sufficient to meet working capital, capital expenditures, and other liquidity requirements for at least the next 12 months. We have no material long-term contractual obligations other than standard vendor agreements and lease commitments.

Our primary cash requirements include employee compensation and outsourced fees, cloud hosting and infrastructure costs, and ongoing investment in product development. At current operating levels, these requirements are expected to be supported by operating cash flows.

Based on our current financial position, we also believe that our liquidity sources will be adequate to meet our long-term needs beyond the next twelve months. Over the longer term, our liquidity will depend primarily on our ability to generate cash from operations as our managed premium base scales and we continue to expand our technology and service offerings.

Sources of Liquidity

Our capital requirements will depend on many factors, including the volume of insurance policy issuance managed on our platform, the level of claims related services we provide, operating expenses, investments in information technology systems, and the expansion of sales and marketing activities.

Our principal sources of liquidity currently include our existing cash and cash equivalents and any future cash generated from operations. In the future, we may raise additional funds through the issuance of debt or equity securities or the borrowing of money. We cannot assure that such funds will be available on favorable terms, or at all.

Cash Flow Summary

The following table presents our cash flows from operating activities, investing activities and financing activities from continuing operations for the periods presented:

	Nine Months Ended September 30,
(Unaudited, amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$89,017	$29,348
Investing activities	$(2,441)	$(2,686)
Financing activities	$-	$(3,404)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025, was $89,017, an increase of $59,669 from $29,348 for the nine months ended September 30, 2024. The improvement was primarily driven by higher operating income of $46,397 and favorable changes in net working capital. Higher up-front cash collections on services provided to an expanded customer base contributed significantly to operating cash inflows. In addition, cash outflows were favorably impacted by the timing of compensation-related accruals. These benefits were partially offset by higher receivables from related parties due to timing of collections along with increased cash requirements in contract fulfillment activities driven by greater volume of managed premiums.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $(2,441), compared to $(2,686) for the nine months ended September 30, 2024, a slight decrease of $245. Cash outflows in both periods primarily reflect capital investments in software development and infrastructure, consistent with our strategy to support and enhance core operations. A portion of these expenditures also related to property and equipment, representing maintenance-level investments consistent with prior periods.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2025 was $0, compared to $(3,404) for the nine months ended September 30, 2024, reflecting a $3,400 reduction in cash outflows from financing activities. The change was primarily due to the absence of dividend payments. In 2024, financing outflows included the redemption of preferred stock and related dividend payments, partially offset by proceeds from the issuance of notes payable to a related party. No comparable transactions occurred in 2025, resulting in no net cash inflows or outflows from financing activities during the period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments during the nine months ended September 30, 2025. Our contractual obligations and commitments remain consistent with those disclosed in our registration statement on Form S-1, as amended (File No. 333-290500).

Critical Accounting Policies and Estimates

The preparation of our unaudited interim Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates are inherently uncertain and require significant judgment, particularly in areas that involve complex or subjective assumptions and often involve matters that are inherently unpredictable.

We regularly evaluate these estimates based on historical experience, current business conditions, and other relevant factors, including inputs from third-party specialists where applicable. Our estimates are subject to change as new events occur, additional information becomes available, or operating environments evolve. Actual results could differ materially from those estimates, and such differences may have a material impact on our financial condition or results of operations.

We believe the following accounting policies involve significant judgments and estimates that are critical to understanding our financial condition and results of operations:

•
Revenue Recognition;
•
Stock-Based Compensation; and
•
Income Taxes.

These estimates are discussed further in Note 2. Summary of Significant Accounting Policies included in our audited Consolidated Financial Statements contained in the Registration Statement on Form S-1, as amended (File No. 333-290500).

Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC 606. We determine the appropriate amount of revenue to be recognized by applying the five-step model: (i) identifying the contract with customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, the performance obligations are satisfied. Our revenue is primarily usage-based and derived from fees calculated as a percentage of premiums written by our insurance customers.

We allocate the transaction price to performance obligations based on their relative standalone selling prices. For most performance obligations, we estimate standalone selling prices using an expected cost-plus-margin approach, which requires significant judgment regarding forecasted fulfillment costs and appropriate market-based margins. Changes in these estimates, including changes in product or service mix, or revisions to our assessment of the market-based margins, could affect the standalone selling prices used to allocated consideration in new or renewal of current contracts and thus result in the impact of the amount and timing of revenue recognized for each performance obligation.

Because our fees are generally usage-based and tied to the underlying insurance policies written by our customers, the transaction price often includes variable consideration. While our customer contracts typically span multiple years, the underlying insurance polices can be cancelled by policy holders without penalty. As a result, the uncertainty related to underlying policy volume, not termination of the MGA or customer agreement itself, drives our application of the ASC 606 constraint. We therefore constrain variable consideration to the amounts that are not probable of significant reversal. This assessment requires judgment and involves assumption about policyholder behavior, seasonality, expected policy retention, and inherent volatility of premiums written. We update these estimates quarterly based on the most recent available information.

Stock-Based Compensation

We account for stock-based compensation awards under our shareholder-approved incentive plans in accordance with the fair value recognition provisions of GAAP, which require the measurement, and recognition of compensation for all stock-based awards made to employees and non-employee directors, including stock options and restricted stock awards, based on estimated fair values. Our stock-based awards primarily consist of restricted stock awards and stock options granted in prior years. Restricted stock awards are granted with either time-based vesting conditions or market conditions tied to our stock price (e.g., share price thresholds sustained over a defined period). These awards are expensed over the requisite service period based on grant-date fair value. For restricted stock awards with market conditions, the grant-date fair value incorporates the probability of achieving the market condition and is not subsequently adjusted.

For stock options, we determine grant-date fair value using a Monte Carlo simulation technique and other option pricing models. These methods estimate the fair value of the option by modeling a range of potential future stock prices and associated outcomes and rely on assumptions such as expected volatility, risk-free interest rates, expected term, and dividend yield. These assumptions require significant judgment and can materially impact recognized compensation expense.

For awards granted while we were a private company, we determined the fair value of our common stock using third-party valuations under IRC Section 409A. These valuations incorporated assumptions regarding future performance, market conditions, and comparable company data. Inputs such as estimated stock price and expected price volatility used in these valuation methods were derived from analyses of public peer companies with similar characteristics. For awards granted after our IPO, the grant-date fair value of our common stock is based on the quoted market price of our common stock on the date of grant.

Income Taxes

We account for income taxes in accordance with GAAP, resulting in two components of income tax expense (benefit): current and deferred. The current income tax expense (benefit) reflects taxes payable or refundable for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.

The realizability of deferred tax assets is evaluated quarterly, and judgment is required in assessing both positive and negative evidence, including recent financial performance, forecasted future earnings, and relevant tax planning strategies.

As a member of a consolidated U.S. federal income tax return with HCI, we are subject to the group's tax-sharing arrangements. Our estimate of tax expense is sensitive to changes in the effective rate applied to its standalone results, which may differ from statutory rates due to business mix or transaction-related effects.

JOBS Act

We are an emerging growth company ("EGC") as defined under the Jumpstart Our Business Startups Act (the "JOBS Act"). As an EGC, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this Quarterly Report on Form 10-Q, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

We will remain an emerging growth company until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to limited market risks in the ordinary course of our business, primarily related to interest-rate movements, inflationary cost pressures, and credit concentrations arising from cash deposits and customer receivables. We maintain a conservative capital structure with no significant outstanding debt, and we do not engage in trading or speculative investment activities. Because our revenues are derived primarily from fixed-fee service arrangements rather than market-sensitive instruments, our direct exposure to changes in market prices, interest rates, or foreign-currency exchange rates is not material at this time.

Interest Rate Risk

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. Our primary interest-sensitive instruments consist of cash and cash equivalents, and we have no material variable-rate borrowings outstanding. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited interim Consolidated Financial Statements.

Inflationary Risk

Inflationary pressures, such as increases in costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a sustained high rate of inflation in the future could adversely affect our ability to maintain or increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products do not increase as much, or more than, our costs.

Credit and Liquidity-Risk Concentrations

Our cash is held in deposit demand accounts at a large financial institution in amounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We monitor the credit ratings and financial condition of these counterparties on an ongoing basis and have not experienced any losses on such deposits. We believe the credit risk associated with these institutions is not material.

Financial arrangements that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our exposure by performing credit evaluations when deemed necessary but do not require collateral to secure amounts owed by customers. Refer to Note 6. Concentrations of Credit Risk for additional information.

Foreign Currency Risk

We conduct certain operations through a subsidiary in India that provides software development and support services. Because the subsidiary's functional currency is the U.S. dollar, we are not exposed to material foreign-currency translation risk. We may experience minor transaction gains or losses on Indian-rupee-denominated expenses or payables, but such amounts have not been material. We do not currently use hedging instruments and believe our exposure to foreign-currency fluctuations is not material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), our management evaluated the effectiveness of our disclosure controls and procedures ( as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their associated costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to claims and legal actions arising in the ordinary course of business. Based on information currently available, we are not involved in any legal proceedings that, in our judgment, are likely to have a material adverse effect on our unaudited interim Consolidated Financial Position, Results of Operations, or Cash Flows. Refer to Note 16. Commitments and Contingencies for additional information.

Item 1A. Risk Factors

Our risk factors are described in the prospectus included in the Registration Statement relating to our initial public offering, filed October 16, 2025. As of the date of this Quarterly Report, there have been no material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

The Company did not sell or issue any unregistered equity securities during the three months ended September 30, 2025.

(b)
Use of Proceeds from Registered Securities

Our registration statement on Form S-1, as amended (File No. 333-290500) became effective under Section 8(a) of the Securities Act of 1933 on November 4, 2025. On November 6, 2025, we completed the initial public offering of 8.0 million shares of our common stock at a public offering price of $21.00 for an aggregate offering price of $168 million. All shares offered were sold by Exzeo. We received net proceeds of approximately $156.2 million, net of approximately $11.8 million of underwriting discounts and commissions. Truist Securities, Inc. acted as lead left bookrunner for the offering. Citizens JMPS Securities, LLC and William Blair & Company, L.L.C acted as joint active book-running managers and Fifth Third Securities, Inc. acted as a co-manager. There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed under Rule 424(b)(4) of the Securities Act of 1933, as amended.

We did not make any payments of offering expenses to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or our affiliates.

(c)
Repurchases of Securities

The Company did not repurchase any of its equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Arrangements Under Item 408 of Regulation S-K

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement".

Entry into Employment Agreement with Paresh Patel

On December 9th, 2025, based on the recommendation of the Compensation Committee of the board of directors of the Company, the board of directors approved, and the Company entered into, an Executive Employment Agreement with Paresh S. Patel pursuant to which Mr. Patel will continue to serve as the Company’s Chief Executive Officer and President. The Employment Agreement will become effective as of January 1, 2026. The Employment Agreement provides that Mr. Patel will continue to serve as Chief Executive Officer and President on an at-will basis until his employment is terminated by the Company or Mr. Patel. As provided in the Employment Agreement, Mr. Patel will serve the Company on a full-time basis subject to his continued service as Chief Executive Officer and President of HCI Group, Inc., the Company’s parent company ("HCI").

The Employment Agreement provides that Mr. Patel will receive a base salary of $950,000 per year, which may be increased by the Company’s board of directors.Mr. Patel will be entitled to such bonuses as may be determined by resolution of the Company’s board of directors or the compensation committee thereof. Mr. Patel will be entitled to 200 hours of paid-time-off per year (reduced by paid-time-off from HCI) and will be entitled to medical and other benefits at the same level as other executives of the Company at such time as he ceases to work for HCI.

The Employment Agreement provides that Mr. Patel’ employment may be terminated by either the Company or Mr. Patel at any time and for any reason and with or without cause. If Mr. Patel’s employment is terminated by the Company for "Cause," or is terminated by Mr. Patel for "Good Reason" or by Mr. Patel within 180 days following a Change of Control (as defined in the Company’s 2025 Omnibus Incentive Plan), then Mr. Patel will be entitled to severance compensation equal to 12 months’ of his base salary payable over a period of 12 months in exchange for a full release of claims against the Company. "Cause" is customarily defined to include a material breach of Mr. Patel’s duties and covenants under the Employment Agreement, dishonesty or misconduct which may negatively reflect on the Company, commission of a felony, and certain other events or acts, all as more particularly defined in the Employment Agreement. "Good Reason" includes an uncured failure by the Company to comply with the terms of the Employment Agreement, a reduction in Mr. Patel’s base salary, or the transfer of Mr. Patel’s work location to a place outside Hillsborough County, Florida.

The Employment Agreement includes customary restrictive covenants, including confidentiality and non-solicitation covenants and a two-year post-employment non-compete restriction in the U.S.

The foregoing does not purport to be a complete description of the Employment Agreement and is qualified in its entirety by reference to the full text of such agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Articles of Incorporation of Exzeo Group, Inc.	8-K	3.1	11/6/2025
3.2	Amended and Restated Bylaws of Exzeo Group, Inc.	8-K	3.2	11/6/2025
10.1	Exzeo Group Inc. 2025 Omnibus Incentive Plan (the 2025 Omnibus Plan)	S-1/A	10.19	10/16/2025
10.2	Form of Stock Option Award under the 2025 Omnibus Plan	S-1/A	10.20	10/16/2025
10.3	Form of Restricted Stock Award Agreement under the 2025 Omnibus Plan	S-1/A	10.21	10/16/2025
10.4*	Employment Agreement between Exzeo Group and Paresh Patel, dated December 9, 2025
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss 1350
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss 1350
101*

The following materials from Exzeo Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30,2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes (i) The Consolidated Balance Sheets (ii) The Consolidated Statements of Operations (iii) The Consolidated Statements of Comprehensive Income (Loss) (iv) The Consolidated Statements of Changes in Stockholders Equity, (v) The Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements; and (vii) the information included in Part II, Item 5 (c).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exzeo Group, Inc.

Date: December 11, 2025	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2025	By:	/s/ Suela Bulku
Suela Bulku
Chief Financial Officer
(Principal Financial and Accounting Officer)