Form 10-K
period 2025-12-31
Exzeo Group, Inc.
filed 2026-02-26
CIK 1873951

adjusted

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(813) 776-1000

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	XZO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant was not determinable as of June 30, 2025 because the Registrant had not completed its initial public offering as of that date. As of February 20, 2026 there were 90,913,540 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. This Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2025.

Exzeo Group, Inc.

FORM 10-K

For all periods presented, Exzeo Group, Inc. and its wholly owned subsidiaries are referred to as "we," "us," "our," "the Company" and "Exzeo."

i

Glossary

This report contains acronyms, abbreviations, and other defined terms throughout this annual report on Form 10-K. These terms are defined as follows.

Term	Definition
2021 Omnibus Plan	2021 Omnibus Incentive Plan
2025 Omnibus Plan	2025 Omnibus Incentive Plan
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
CORE	Condo Owners Reciprocal Exchange
CRM	Core Risk Managers, LLC
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
EGC	Emerging Growth Company
EIS	Exzeo Insurance Services, Inc.
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBCA	Florida Business Corporation Act
GAAP	Generally Accepted Accounting Principles
GCM	Griston Claim Management, Inc.
GCS	Griston Claim Services, Inc.
HCI	HCI Group, Inc.
HCPCI	Homeowners Choice Property & Casualty Insurance Company, Inc.
IaaS	Insurance-as-a-Service
InsurTech	Technology enabled innovations applied to insurance products, underwriting distribution, or claims processes
IPO	Initial Public Offering
JOBS Act	Jumpstart Our Business Startups Act
MGA	Managing General Agent
MGA Agreement	Agreement under which the Company provides underwriting, policy administration, claims, or related services as MGA
NAIC	National Association of Insurance Commissioners
NRR	Net Dollar Retention Rate
Omega	Omega Insurance Agency, Inc.
P&C	Property and Casualty
PCAOB	Public Company Accounting Oversight Board
ROU	Right-of-use
SaaS	Software-as-a-Service
SEC	Securities and Exchange Commission
Sub-broker services	Reinsurance placement and brokerage assistance
Tailrow	Tailrow Insurance Company
Tax Allocation Agreement	Agreement governing the allocation of consolidated income taxes among HCI's subsidiaries
TRM	Tailrow Risk Managers, LLC
TTIC	TypTap Insurance Company

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact, including statements regarding our future results of operations, financial position, market opportunity, business strategy, plans, objectives, and factors affecting our performance, are forward-looking statements.

In some cases, forward-looking statements can be identified by words such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions.

These forward-looking statements are based on management’s current expectations, assumptions, estimates and projections. While we believe these expectations and assumptions are based on reasonable information, forward-looking statements are inherently predictive in nature and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A - Risk Factors of this Form 10-K and in our other filings with the SEC.

Factors that could cause actual results or events to differ materially include, among others, our ability to maintain profitability and manage fluctuations in operating results on a quarterly or annual basis; our dependence on a limited number of customers for a substantial portion of our revenue; our ability to retain existing customers and attract new customers; and our continued reliance on affiliated customers. Our future performance also depends on the successful development, enhancement, and scalability of our proprietary IaaS platform, including the introduction of new features, analytical models, and services, as well as the accuracy of estimates regarding market size and growth opportunities.

In addition, we operate in a highly competitive and regulated environment. Competitive pressures, consolidation within the insurance industry, regulatory scrutiny of delegated authority and claims administration functions, and evolving data privacy and cybersecurity requirements could adversely affect our business, financial condition, and results of operations. Natural catastrophes, environmental risks, and climate-related events may significantly impact our customers’ property and P&C insurance operations, which could in turn affect demand for our products and services. Our business also depends on the reliability and security of our information systems and third-party cloud infrastructure, and any system failures, security breaches, or unauthorized disclosures of sensitive data could result in operational disruptions, regulatory action, litigation or reputational harm.

Our ownership structure further presents additional risks. HCI controls the direction of our business through its ownership interests, and this concentrated ownership limits the ability of other stockholders to influence significant corporate decisions. Potential conflicts of interest may arise between HCI and us, including those involving our executive officers and directors who hold positions or financial interests. In addition, if HCI were to sell a controlling interest of the Company in a private transaction, stockholders may not receive a change-of-control premium and we could become subject to control by an unknown third party. We may also face challenges in realizing the anticipated benefits of operating as a standalone public company, including increased costs, regulatory compliance obligations, and demands on management resources.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Company Overview

We provide turnkey insurance technology and operations solutions to P&C insurance carriers and their agents through a proprietary platform of purpose‑built software and data analytics applications. Our Exzeo Platform consists of a suite of configurable applications designed to support the core operational and administrative functions required by P&C carriers, including quoting and underwriting, policy administration, claims management, data reporting, and financial reporting.

The Exzeo Platform enables us to deliver technology based solutions that streamline and automate the interaction between carriers, agents, and policyholders. Our applications are designed to improve workflow efficiency, support underwriting discipline, enhance operational visibility, and enable customers to scale their businesses without significant upfront technology investment.

We generate revenue from underwriting and management services, claim services, and other technology services that are provided through and powered by the Exzeo Platform. We provide our solutions and technologies to customers under contracts with a variable fee structure that is typically based on a percentage of insurance premium managed or transaction activity through the Exzeo Platform. This fee structure is designed to allow customers to scale while optimizing for operational efficiencies and without significant up‑front technology expenditures.

We currently hold insurance agency or MGA licenses in the states necessary to support our customer base as well as in certain additional states where we maintain licenses in anticipation of future customer needs. Through the Exzeo Platform, we provide services in the following states where our customers have active operations: Florida, Connecticut, Georgia, Massachusetts, Montana, North Carolina, New Jersey, New Mexico, Nevada, Rhode Island, South Carolina, South Dakota, and Utah. We intend to continue expanding our operations and obtain additional licenses as appropriate based on the growth plans of existing customers and the geographic needs of new customers with which we engage.

On July 1, 2024, we sold our wholly owned insurance carrier subsidiary, TTIC, to HCI in a transaction under common control. Following this transaction, we are focused on providing insurance technology and operations solutions; TTIC’s historical results are reflected as discontinued operations in our Consolidated Financial Statements.

Our Platform and Solutions

The Exzeo Platform is a proprietary software, analytics, and visualization tools platform that can support, enhance, and/or replace legacy operational systems that are common across the insurance industry and are often inefficient or fragmented. Through the Exzeo Platform, we have created and refined several out‑of‑the‑box software offerings that can be tailored to a customer’s specific insurance portfolio and operational needs. The Exzeo Platform accumulates, verifies, and analyzes proprietary and third‑party data within its data warehouse to support timely and informed insurance decisions, including decisions that can be made without human underwriting input. The Exzeo Platform is designed to be highly scalable and to optimize the performance of companies that operate in the insurance markets to the benefit of policyholders, capital providers, and other participants in the P&C insurance value chain.

The Exzeo Platform has three core components: advanced underwriting solutions, data analytics solutions, and insurance management solutions.

•
Advanced Underwriting Solutions – We design and deploy underwriting analytics, pricing tools, and rules-based decision engines that leverage curated datasets, third party data sources, and customer specific underwriting guidelines. These solutions are designed to support risk selection, pricing accuracy and portfolio management.
•
Data Analytics Solutions – Our data analytics solutions transform structured and unstructured data into actionable insights through dashboards, reporting tools and analytics models. These support underwriting, claims management and operational oversight, and regulatory reporting.
•
Insurance Management Solutions – Through the Exzeo Platform, the Company provides front-end insurance operations, including policy issuance and renewal, endorsements, underwriting support, policy administration, and claims management. These services are offered through an integrated suite of applications delivered as a unified solution through the Exzeo Platform.

Revenue Model

We have an innovative revenue model that we believe enables customers to fundamentally imagine their investments in technology. We offer a differentiated platform designed to achieve two paramount objectives:

•
Delivering a comprehensive suite of products that supports the full underwriting infrastructure, and
•
Providing a technology solution purpose-built to drive enhanced underwriting performance for its customers.

The Exzeo Platform is structured primarily as a variable‑cost model to our customers, wherein insurance companies are charged based on the volume of premium managed through the platform. Upfront expenditures by customers to begin utilizing the platform are minimal, enabling carriers to adopt the solution with limited initial financial burden.

We believe that this model inherently aligns our incentives with those of our customers. We are motivated to support customers in optimizing profitability within their existing premium portfolios while facilitating growth in the most profitable lines of business. Consequently, we believe that our success is directly and meaningfully aligned with the success of our customers.

Industry Overview

Overview of the P&C Insurance Industry

The P&C insurance industry is large, fragmented, highly regulated, and complex. P&C insurance protects policyholders against a range of losses on items of value, including homes, commercial property and vehicles, as well as from unforeseen events including natural disaster, litigation, and bodily injury. P&C insurance is pervasive and purchased by nearly all businesses and individuals. While some forms of P&C insurance are optional, others such as homeowners’ insurance, are often obligatory (e.g. required by mortgage financing). The P&C insurance industry is highly competitive, and carriers compete primarily on product differentiation, pricing options, customer service and experience, marketing and advertising, affiliate programs and channel strategies.

Effective policy management by P&C insurance companies requires information and insurance technology systems that integrate with other internal systems and can control workflow, enable extensive configurability and provide visibility to users. Additionally, stringent archiving and audit requirements, along with frequent changes in underwriting, reporting and regulatory policy, have imposed a significant burden on systems and staff, which struggle to adequately support such requirements in technology environments dominated by legacy systems.

Increasing Demand for IaaS

Carriers invest substantial time and resources to develop and maintain their technology assets. We believe reliance on legacy systems, often on-premises, limits carriers’ ability to respond to many of the significant challenges facing the P&C insurance industry, including:

•
Heightened end-user expectations. Today’s policyholders and other end-users expect seamless and tailored experiences with every interaction, which has led to the increase in demand for digital distribution and servicing capabilities. For instance, personal and commercial insurance end-users expect improved digital experiences with real time multi-channel service.
•
Increased competition in the marketplace. Carriers are diversifying into new geographies and lines of business to drive profitable growth in direct written premiums. In response to escalating competition, carriers are seeking new technology solutions to increase speed to market, improve the underwriting process and reduce operating expenses.
•
New and evolving risks. Carriers are under pressure to offer new and more complex insurance products to address evolving use cases. Emerging risk categories, such as climate change, political risks and cybersecurity, are creating demand for new insurance products. These new and evolving risks require carriers to be increasingly agile in their product development.
•
Increased number of catastrophic events. Natural disasters with large scale catastrophic losses have become more frequent. More than ever, carriers need access to accurate, complete and large datasets about risk to accurately underwrite.
•
The rise of the large-scale data analytics. Carriers have predominately relied on traditional data sources for underwriting, pricing and claims handling. The rise of large-scale data analytics, such as centralized data warehouses containing diverse datasets, is significantly increasing the amount of data available to carriers, enabling carriers to assess risk on a more granular level, identify losses faster, simplify claims processing and mitigate fraud. Taking advantage of the new volumes of data requires open and flexible core systems that allow carriers to move more quickly and make data-driven decisions.

•
Emerging capabilities and advancing technologies. Carriers can better analyze risk through enhanced pricing models, artificial intelligence and machine learning technology. These emerging technologies offer carriers the opportunity to better understand and price risk in real time and a potential competitive advantage to realize the value from data science research. As a result, carriers are more aggressively investing in technology to keep up with innovations and integrations.
•
Digitization of insurance. In the property insurance sub-sector, processing a single event such as a claim can require numerous transactions, involving consumers, lenders, contractors, adjustors, litigation and others. The complexity seen in one property claim grows exponentially more difficult to manage at scale, and complexity is continuing to increase across the P&C insurance economy. Seamless integrations that enable information sharing across technology systems which cover the full suite of insurance carrier operations are now more important than ever.

These challenges are placing increased pressure on carriers to improve consumer experience, business agility and speed to market. However, many carriers rely on legacy systems that are difficult to change, update or integrate without significant cost.

We believe that carriers will increasingly look to adopt IaaS solutions, like the Exzeo Platform, that maximize efficiency of their systems, optimize underwriting outcomes and reduce operating expenses, while ultimately serving their customers more effectively.

Solutions Overview

The Exzeo Platform includes the above-described three core components that collectively address all critical functions of P&C insurance carrier operations, including quoting and underwriting, policy administration, claims management, data analytics, reporting, and financial management.

We generate revenue from three primary sources that each utilize multiple components of the Exzeo Platform: underwriting and management services, claim services, and other technology services. Underwriting and management services include policy issuance and renewal, reinsurance placement, and administrative support, with fees tied to a percentage of premiums written or assumed, plus related policy fees. Claim services involve investigating, adjusting, and settling claims, including catastrophe-related claims, with pricing based on fees per claim or a percentage of covered losses. Other technology services are primarily derived from proprietary software solutions offered through SaaS, service agreements, with fees based on policy or claim volumes, fixed charges, or percentages of claims handled.

Below is a summary of Exzeo’s solutions and services delivered through the Exzeo Platform:

Underwriting and Management Services

•
CasaClue – Intelligent data repository with the ability to transform data from multiple sources to enable precise risk selection.
•
Harmony – Comprehensive policy administration platform that streamlines the entire policy lifecycle, from quoting to binding, while offering advanced underwriting capabilities. Its intuitive design enhances user experiences, ensuring a seamless and efficient workflow.
•
AtlasViewer – A mapping and data visualization platform that integrates location-based data from multiple sources, providing users with a comprehensive and tailored view of risk. By transforming data into actionable insights, AtlasViewer helps drive smarter business decisions.
•
Mercury – Integrated workflow solution designed to ensure uniform routing and seamless policy change tracking, thereby enhancing efficiency, maintaining consistency and staying compliant with automated processes.

Claims Services

•
ClaimColony – End-to-end claims management platform used by carriers, third-party administrators, independent adjusters and insurance litigation services.
•
AtlasViewer – A tool providing a unique, visual way to look at claims and manage the claims lifecycle, driving better efficiency and improving operational outcomes.
•
JustEZ – The JustEZ app helps sync inspections from various carriers, schedule appointments, sync photos to cloud and write scoping reports. JustEZ is built to help adjusters do more inspections better.

Other Technology Services

•
AtlasViewer – Application that simplifies secure data sharing with stakeholders, enhancing transparency and communication. It has powerful mapping and visualization tools that provide real-time insights and enable better decision-making.
•
Exahub – Centralized data platform built to efficiently store and manage complex, diverse datasets. Designed for seamless large-scale data analytics, enterprise data warehousing, and cloud-based solutions, Exahub ensures scalability, speed and reliability for data-driven decision-making.
•
ExzeoIQ – Provides transparent reporting for customers including month end financials, data calls, exposure management, and overall risk management.

Our Growth Strategy

Based on the use of the Exzeo Platform and the performance and growth of our current customers to date, we intend to pursue multiple opportunities to expand our customer base and grow managed premium for current and future customers. The following are the key elements of our growth strategy:

•
Improve customer margins: The P&C insurance industry is a results-driven industry where the success of insurers is measured by their ability to produce solid underwriting results. We intend to work with our existing customers to enable them to continue to profitably grow their premium over time and to work with new carriers to profitably grow their business with the use of the Exzeo Platform and our solutions.
•
Expand customer base: In addition to working with existing customers to expand their business, we intend to develop new customer partnerships with additional carriers and their agents by introducing them to the advantage of our technology and variable fee structure. A key component of our growth strategy is to broaden our customer base beyond affiliates of HCI and reduce our reliance on a concentrated group of customers over time, with an initial near-term focus on targeting de novo (i.e., newly formed) insurance companies and mid-sized homeowners’ insurance writers that do not want to incur large upfront technology costs.
•
Facilitate the rapid growth of our customers: Insurance companies have different approaches to growth due to capital flexibility, market opportunity, and other factors. We give customers flexibility to pursue their growth objectives including quickly capitalizing on growth opportunities in a cost-efficient manner, while giving them the tools to make sound underwriting decisions. We intend to work with customers to facilitate rapid growth through the use and advantages of our platform.
•
Allow customers to grow into new states: We allow customers to grow in their existing markets but also expand their geographic footprint. We will work with existing and new customers on our platform to execute on expansion into new states and across the nation and to realize their growth objectives.
•
Allow customers to enter new lines of business: Our technology is also customizable to meet the demands of customers to expand into new product lines. And to the benefit of the customer, our variable-fee structure means that customers can grow new product lines at a pace that meets both their growth and profitability targets. We intend to work with customers to explore and expand into new lines to facilitate their growth.

We recognize the need for an expanded sales and marketing team as revenue and customer profile expand. We intend to invest in and grow our current sales and marketing team to support our future customer growth and diversification. Management will provide strategic direction as we add additional team members in order to seek out new customer partnerships.

Competitive Environment

The market for insurance services and technology solutions focused on the P&C industry is competitive and fragmented. We compete with a wide range of entities, including established enterprise software vendors, specialized InsurTech companies, legacy insurance technology providers, and in some cases, internal development teams within insurance carriers. We believe that the drive toward digital modernization in the insurance industry is fueling strong competition across every stage of the insurance value chain. We believe Exzeo is well-positioned to differentiate itself among competitors, given its unique and tailored platform and the success of its customers.

We view our competitors as falling into three categories: (1) insurance technology providers, (2) underwriting services providers and (3) insurance data providers.

•
Insurance technology providers include companies that provide web-based core insurance technology platforms, centered on policy management systems. Like Exzeo, these competitors seek to provide stable technology infrastructure that carriers use as the backbone of their internal operations.
•
Underwriting service providers include managing general underwriters (MGUs) and program administrators that underwrite, price and manage insurance policies for carriers. Like Exzeo, these competitors seek to enable carriers to distinguish profitable from unprofitable policies and to manage aggregate exposures.
•
Insurance data providers include companies that curate third party and proprietary data for use in underwriting and pricing decisions by carriers. Like Exzeo, these competitors seek to provide accurate and detailed data that form the basis for decision making.

Despite these competitive pressures, we believe our proprietary platform, deep industry expertise, and integrated approach provide significant differentiation. Our industry-specific applications are designed to work together seamlessly, delivering operational efficiency, improved data-driven decision-making, and faster time to market for our customers. However, our competitors may possess greater name recognition, larger sales forces, longer operating histories, and greater financial and technical resources, which may enable them to innovate more rapidly or offer more aggressive pricing or bundling strategies.

Related Party Arrangements

A significant portion of our revenue is generated from services provided to insurance entities affiliated with HCI under various service arrangements. We believe these relationships have supported the scale and development of the Exzeo Platform and our operating capabilities. Refer to Note 6. Related Party Transactions to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

We have historically grown by supporting the needs of affiliated insurance entities and selectively pursuing additional third-party carrier relationships. Customer onboarding generally involves configuring platform modules and integrating data and workflows to align with the customer’s underwriting guidelines, policy lifecycle processes, and reporting requirements.

Human Capital Management

As of December 31, 2025, we employed approximately 354 full‑time employees, the majority of whom are based in the United States. We also engage contractors, vendors, and consultants to support our operations. Our business performance depends in part on the contributions of our employees across functional areas and locations, including Tampa, Florida, Ocala, Florida and Noida, India.

We seek to attract and retain qualified employees by offering competitive compensation, maintaining a professional and inclusive work environment, and providing opportunities for skill development and career progression. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our employee relations are constructive.

Work Environment

We maintain policies and procedures intended to promote a respectful workplace, including a harassment prevention policy that outlines reporting mechanisms, investigation processes, and prohibitions against retaliation. Harassment prevention training is required for all employees.

We offer competitive compensation and a benefits program intended to support employee health and financial security, including health coverage options, a 401(k) plan that includes and company match, and employer-paid short-term and long-term disability insurance. We also grant restricted stock and stock options to certain employees to align employee interests with those of our shareholders.

Diversity and Inclusion

We believe that a workforce with varied backgrounds and experiences contributes to organizational effectiveness. Our workforce reflects a range of backgrounds, experiences, and professional expertise. We prohibit discrimination based on legally protected characteristics and seek to maintain an environment that supports respectful communication and collaboration.

Health, Wellness, and Engagement

We consider employee health, safety, and engagement to be important to our operations. We periodically review our policies and programs related to employee wellness, safety, and professional development. These programs include benefits and wellness offerings intended to support employee engagement and retention.

We support professional development through training opportunities, including virtual skill-building workshops and growth opportunities for employees in remote or hybrid roles. We utilize a structured in-person collaboration model, under which employees are expected to work onsite on designated collaboration days to support teamwork, communication, and operational effectiveness.

Intellectual Property

The insurance technology and software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Our success and ability to compete depend in part upon our ability to protect our proprietary technology, to establish and adequately protect our intellectual property rights, and to protect against third-party claims and litigation related to intellectual property. To accomplish these objectives, we rely on a combination of trademark, copyright, and trade secret laws in the United States and other jurisdictions, as well as contractual protections.

We also rely on several registered and unregistered trademarks, as well as pending applications for such registrations, in order to protect our brand both in the United States and internationally. We have registered the trademark "EXZEO" and related design marks in the United States and other jurisdictions.

We also seek to protect our intellectual property rights by entering into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties.

Research and Development

We continuously engage in research and development activities aimed at enhancing the components of the Exzeo Platform and the services and solutions that we offer through the Platform. Our research and development efforts focus on the complex requirements of P&C insurers with particular emphasis on capabilities, operational efficiency, data analytics, security, and privacy in the cloud. These efforts are intended to help our customers improve their operations, efficiency, and underwriting and claims management activities.

Seasonality

Our results may be affected by seasonality and weather-related claim activity, including periods of elevated catastrophe activity that can increase claims-related service demand. While catastrophe related claim expenses are largely pass-through in nature, increased claim volumes may affect the timing and level of service revenue. The extent of seasonality, if any, may vary based on geographic concentration and the timing of policies written.

Government Regulations

Our business is subject to federal and state insurances regulations, including those applicable to MGA activities, data privacy, cybersecurity and claims administration. Regulatory developments may increase compliance costs or affect operational flexibility. Our internal operations, including India, also subject us to additional regulatory considerations.

Corporate Information

Exzeo Group, Inc. was incorporated in the State of Florida on July 21, 2020 as TypTap Insurance Group, Inc. In February 2025, we changed our name to Exzeo Group, Inc. Our principal executive offices are located at 1000 Century Park Drive, Tampa, Florida 33607, and our telephone number is (813) 776-1000. Our corporate website is www.exzeo.com.

Exzeo was originally established in 2012 as the technology and innovation division of HCI. We are now a majority owned subsidiary of HCI, a publicly traded Florida corporation listed on the NYSE under the symbol "HCI" with operations in homeowners' insurance, reinsurance, real estate, and information technology. Although HCI continues to hold a majority of our outstanding common stock, Exzeo operates as an independent public company following our listing on the NYSE.

Exzeo Group, Inc. conducts its operations through several wholly owned subsidiaries, including EIS, a Florida Corporation that provides claims processing, policyholder services, and marketing. We also operate Exzeo USA, a Florida Corporation focused on developing software products designed to modernize the insurance industry, and Cypress Tech Development Company, Inc., a Florida Corporation that owns Exzeo Software Private Limited, our technology development subsidiary domiciled in India.

Available Information

We make available our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to such reports, free of charge through our investor relations website as soon as reasonably practicable after filing.

We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Our common stock is listed on the NYSE under the symbol "XZO."

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Report on Form 10-K, before deciding to invest in our common stock. Our business, financial condition, results of operations, and prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Summary Risk Factors

There are a number of risks that you should understand before making an investment decision regarding our Company. These risks are discussed more fully below. If any of these risks actually occur, our business, financial condition, or results of operations would likely be materially and adversely affected. In such case, the trading price of our common stock may decline, and you may lose all or part of your investment. These risks include, but are not limited to, the following:

Risks Related to our Business and Industry

•
We may not maintain profitability in the future.
•
We expect a number of factors to cause our operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•
We may lose our existing customers and/or fail to acquire new customers. We continue to rely on a relatively small number of customers for a substantial portion of our revenue.
•
Our success depends on the continuous development and improvement of our proprietary IaaS platform of products and services, including the development and implementation of new features and analytical models.
•
We face intense competition in our industry, which could negatively impact our business, results of operations, and financial condition and cause our market share to decline.
•
Natural catastrophes and environmental risks may have significant adverse effects on our customers' property and casualty insurance business, which may prevent us from maintaining or expanding our customer base and increasing our revenue.
•
Our estimates and forecasts, including forward-looking financial information, are subject to inherent uncertainties and may differ materially from actual results.

Risks Related to Intellectual Property, Data Privacy, and Cybersecurity

•
Our intellectual property and proprietary rights are valuable, and any inability to obtain, maintain, protect, defend, and enforce them could reduce the value of our products and brand.
•
An unauthorized disclosure or loss of customer, employee, or other sensitive information, whether through cyber-attack, security breach, or noncompliance with federal or state privacy laws could result in remediation expenses, liability, investigations, and litigation and could adversely affect our business, cash flows, financial condition, and results of operations.
•
Our information technology systems may fail or be disrupted or subject to errors, bugs, vulnerabilities, or defects, which could adversely affect our business.
•
Any disruption of our internet connections, including with third-party cloud providers that host our websites or web-based services, could affect the performance of our IaaS platform and our business.

Risks Related to Regulation of our Business

•
We operate in a highly regulated environment, and any failure to comply with applicable insurance, data privacy, or other regulatory requirements could materially and adversely affect our business, financial condition, and results of operations.
•
Regulatory scrutiny of delegated authority and claims administration functions may increase our regulatory compliance costs, limit our flexibility, and adversely affect our business.
•
We are subject to stringent fiduciary duties with respect to insurance premium funds, and noncompliance could result in regulatory enforcement or reputational harm.

•
We are subject to extensive and evolving data privacy and cybersecurity regulation, which could increase our compliance burden on exposure to liability.
•
Our international operations in India expose use to regulatory risks under Indian law and cross-border compliance obligations.

Risks Related to our Relationship with HCI

•
HCI controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other shareholders from influencing significant decisions.
•
If HCI sells a controlling interest in us to a third party in a private transaction, you may not realize any change of control premium on shares of our common stock, and we may become subject to the control of an currently unknown third party.
•
HCI's interests may conflict with our interests and the interests of our other stockholders.
•
Our CEO and Chairman of our Board of Directors may have actual or potential conflicts of interests because of his financial interests or positions with HCI.
•
We have, and expect to continue to have, significant customer concentration, and substantially all of our revenues to date are from customers who are affiliated with our controlling stockholder, HCI.
•
As a standalone public company, we may be unable to achieve some or all of the anticipated benefits of operating independently from HCI.

Risks Related to our Common Stock and the Securities Markets

•
Although our common stock is publicly traded, an active or liquid trading market by not be sustained.
•
The market price of our common stock may be highly volatile, and you many not be able to resell your shares at or above the current market price.
•
Holders of our common stock may be diluted and our stock price may decline due to equity issuances.
•
We are an emerging growth company, and the information we provide shareholders may differ from that provided by other public companies, which may result in a less active trading market for our common stock and greater volatility.

Risks Related to Our Business and Industry

We may not maintain profitability in the future.

We may incur significant losses in the future for a number of reasons, including insufficient growth in the number of new customers, a failure to retain our existing customers, and increasing competition, as well as other risks described in this "Risk Factors" section, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, and as a result we may not be able to maintain profitability in the future.

We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenue and results of operations could vary significantly from quarter to quarter and year to year and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance technology and operations solutions as well as fluctuations in the timing and amount of our expenses. In addition, the P&C insurance industry we serve is subject to its own cyclical trends and uncertainties, including periods of intense pricing competition due to excessive underwriting capacity, periods when shortages of underwriting capacity permit more favorable underwriting profits as well as extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

In addition to other risk factors discussed in this "Risk Factors" section, factors that may contribute to the variability of our quarterly and annual results include:

•
our ability to attract and retain new customers and retain our existing customers, including in a cost-effective manner;
•
our ability to accurately forecast revenue and losses and appropriately plan our expenses;
•
the effects of increased competition on our business;
•
our ability to successfully expand our business in existing markets and successfully enter new markets;
•
our ability to obtain, maintain, protect, defend, and enforce our existing intellectual property and to create or otherwise acquire new intellectual property;
•
our ability to grow our business and effectively manage that growth;
•
our ability to keep pace with technology changes in the insurance technology industry and the P&C insurance industry;
•
the success of our sales and marketing efforts;
•
costs associated with defending claims, including intellectual property infringement, misappropriation, or other claims and related judgments or settlements;
•
the impact of, and changes in, governmental or other regulations affecting our business;
•
the attraction and retention of qualified employees and key personnel;
•
the effectiveness of our internal controls; and
•
changes in our tax rates or exposure to additional tax liabilities.

We may lose our existing customers and/or fail to acquire new customers.

Our future operating results will depend, in part, on the rate at which we acquire new customers and on our ability to maintain our relationships with existing customers as measured by the amount of managed premium on our IaaS platform. Our ability to support this expansion depends on the performance of our customer, onboarding, and support teams, which are critical to ensuring high customer satisfaction, adoption, and retention.

We believe that growth of our business and revenue depends upon our ability to expand our business in the geographic markets that we currently serve by retaining our existing customers and adding new customers and to expand our business into new geographic markets across the nation. Expanding into new geographic markets takes time, requires us to navigate and comply with new regulations, and may occur more slowly than we expect. If we lose our existing customers, our value will diminish, materially and adversely impacting our business, operating results and financial condition, our ability to implement our business plan, and, unless we have acquired significant new customers, our ability to continue to operate. In addition, the loss of future customers could lead to diminished revenue, which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, and service options, our ability to grow our business may also be adversely affected.

Further, our ability to attract new customers may be adversely affected by the fact that we are majority-owned by HCI, who competes with certain potential customers. Prospective customers who view HCI as a competitor may be reluctant to engage with us, or may elect to seek products and services from other providers, which could materially and adversely impact our growth prospects and results of operations. In addition, customers who compete with HCI may be hesitant to share sensitive business information or data with us, out of concern that such information or data could be accessible to, or used by, HCI to the detriment of the customer, which may further inhibit our ability to win new business.

While a key part of our business strategy is to retain and add customers in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources, and the possibility that returns on such investments will not be achieved for several years or at all.

There are many factors that could negatively affect our ability to grow our customer base, including if:

•
our proprietary IaaS platform of products and services fails to achieve market acceptance;
•
competing platforms, solutions, products, and services that serve as substitutes for, or represent an improvement over, our platform, solutions, products, and services are introduced and gain market share;

•
we lose customers to new market entrants and/or existing competitors;
•
we do not obtain regulatory approvals necessary for expansion into new markets;
•
we fail to effectively market and advertise;
•
we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
•
we fail to provide effective updates to our existing platform, solutions, products, and services or to keep pace with technological improvements in our industry;
•
technical or other problems frustrate the policyholder experience, particularly if those problems prevent us from processing and paying claims in a fast and reliable manner, or affect the functionality of the policy administration and underwriting systems; or
•
we fail to obtain, maintain, protect, defend, and enforce our intellectual property and proprietary rights.

Our inability to overcome these challenges could impair our ability to attract and retain new customers and retain our existing customers and could have a material adverse effect on our business, operating results, and financial condition.

In addition, if the market for our platform, solutions, products, and services grows more slowly than anticipated, or if demand for our platform, solutions, products, and services does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business, results of operations, and financial condition would be adversely affected.

We have relied on a small number of customers, the majority of which are affiliated with HCI, for substantially all of our revenue, and we expect to continue to rely on a relatively small number of customers (including our existing customers) for a significant portion of our revenue. The loss of any of these customers would significantly harm our business, results of operations, and financial condition.

We have and expect to continue to have, significant customer concentration. Substantially all of our revenue to dates has been generated from a small number of customers, all of which are affiliated with HCI, our controlling stockholder. Although we have customers that are not affiliated with HCI and may add additional customers over time, we did not generate meaningful revenue from Non-HCI affiliated customers in fiscal year 2025, and we expect that our revenue for the foreseeable future will continue to be heavily dependent on HCI affiliated customers and a relatively small numbers of customer overall. The loss of any of these customers, a reduction in the volume of services we provide to them, or any interruption in their business would significantly harm our business, results of operations and financial condition. In addition, if we fail to expand our customer base, if anticipated customers do not enter into agreements with us, or if existing customers reduce or terminate their use of our services, our revenue could decline and our quarterly and annual results may fluctuate significantly.

Our success will depend on the continuous development and improvement of our proprietary IaaS platform of products and services, including the development and implementation of new features and analytical models.

To date, our IaaS platform of products and services has mainly been utilized internally by affiliates of our company. Our future success will depend on the continuous development and improvement of our proprietary IaaS platform of products and services, including further refinements and enhancements to our data engine, analytical models, proprietary underwriting algorithms, and agent and customer interfaces. The success of our efforts to further develop and refine our IaaS platform depends on several factors, including the timely completion, introduction and effectiveness of such refinements and enhancements. We may not be successful in either developing these refinements and enhancements or in bringing them into use in a timely fashion. Our IaaS platform is expensive and complex, and its continuous development, maintenance and operation may entail unforeseen difficulties, including performance problems or undetected defects, errors, failures, bugs, or vulnerabilities. We may encounter technical obstacles, especially in implementing our platform for new third-party customers, and it is possible that we may discover additional problems that prevent our technology from operating properly. Any of these possibilities would result in a material adverse effect on our business, results of operations, and financial condition.

Estimates of market opportunity may prove to be inaccurate.

Market opportunity estimates, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of potential customers covered by our market opportunity estimates will purchase our insurance technology and operations solutions at all or generate any particular level of revenue for us. Any expansion of our business depends on a number of factors, including the cost, performance, and perceived value associated with our platform, solutions, products, and services and those offered by our competitors.

We face intense competition in our industry, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.

The market for our insurance technology and operations solutions is intensely competitive and fragmented. This market is subject to changing technology, shifting customer needs, and introductions of new products, solutions, and services. Competitors vary in size and in the breadth and scope of the products, solutions, and services offered. In addition, the competitors we face in any particular state may change depending on, among other things, the breadth and scope of the products, solutions, and services being sold, the geography in which we are operating, and the size of the insurance carrier to which we are selling. The principal competitive factors in our industry include total cost of ownership, product functionality, flexibility, and performance, customer references, and in-depth knowledge of the P&C insurance industry. Competitors may also compete on the basis of the time and cost required for implementation of the applicable products, solutions, and services and/or unique features or functions.

Additionally, we believe that many of our prospective customers operate firmly entrenched legacy systems, some of which have been in operation for decades. We expect that our implementation cycles will be lengthy and variable and will require the investment of significant time and expense. These expenses and associated operating risks attendant on any significant process of technology implementation may cause prospective customers to prefer maintaining their legacy systems. Also, maintaining legacy systems may be so time consuming and costly for prospective customers that they do not have adequate resources to devote to the purchase and implementation of our insurance technology and operations solutions. We also expect to compete against technology consulting firms that either helped create such legacy systems or may own, in full or in part, subsidiaries that develop software and systems for the P&C insurance industry. As we work to expand our business and begin to market our insurance technology and operations solutions to new customers who are not affiliates of HCI, we will also begin to compete with software and service providers we have not competed against previously. Such potential competitors offer data and analytics tools that may, in time, become more competitive with our offerings. In addition, instead of purchasing P&C insurance technology and operations solutions from a third party, including one of our direct competitors, our customers may decide to internally develop their own systems.

We expect the intensity of competition to remain high in the future. In addition to existing competitors in this market, we believe investment in emerging insurance technology or InsurTech companies, which seek to innovate and disrupt the insurance industry, is growing rapidly and could produce new competitive threats. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase or the loss of market share would harm our business, results of operations, financial condition, and/or future prospects.

Current and potential competitors have longer operating histories, greater name recognition, and greater financial, technical, sales, marketing and other resources than we do, as well as larger customer bases. As a result, such competitors may be able to devote greater resources to the development, promotion and sale of their solutions, products, and/or services than we can devote to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in customer needs, thus leading to their wider market acceptance. To the extent any competitor has existing relationships with potential customers for other applications, those customers may be unwilling to purchase our solutions because such existing relationships create customer "stickiness." For instance, if a potential customer uses one product or solution from a competitor that is key to the customer’s day-to-day operations, they may be more likely to turn to such competitor in the future to the extent they require further products or solutions, rather than purchasing products or solutions from us. We may not be able to compete effectively and competitive pressures may prevent us from acquiring and maintaining the customer base necessary for us to increase our revenue and profitability.

In addition, our industry is evolving rapidly, and we anticipate the market for products, solutions, and services like those we provide will become increasingly competitive. New competitors may emerge that offer products, solutions, and services either comparable to ours or better suited than ours to address the demand for such products, solutions, and services, which could reduce demand for our offerings. To compete effectively, we will likely be required to increase our investment in product development and technology, as well as the personnel and third-party services required to improve reliability and lower the cost of delivery of our solutions. This may increase our costs more than we anticipate and may adversely impact our results of operations.

Current and potential competitors may also establish cooperative relationships among themselves or with third parties to further enhance their resources and offerings. Current or potential competitors may be acquired by other vendors or third parties with greater available resources. As a result of such acquisitions, current or potential competitors might be more able than we are to adapt quickly to new technologies and customer needs, to devote greater resources to the promotion or sale of their solutions, products, and services, to initiate or withstand substantial price competition, or to take advantage of emerging opportunities by developing and expanding their offerings more quickly than we can. Additionally, they may hold larger portfolios of patents and other intellectual property rights as a result of such relationships or acquisitions. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition would be materially and adversely affected.

Natural catastrophes and environmental risks may have significant adverse effects on our customers’ P&C insurance businesses, which may prevent us from maintaining or expanding our customer base and increasing our revenue.

Our customers are P&C insurers that have experienced, and will continue to experience in the future, losses from catastrophes that have adversely impacted and may in the future adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, volcanic eruptions, severe weather, excessive heat, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. The risks associated with natural catastrophes are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters. The combined and expected effect of those losses on insurance carriers is significant. Such losses and losses due to future events may adversely impact our existing and potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue, as such events may cause customers to postpone new service engagements, discontinue or reduce existing service engagements, or, in severe cases, cease operations entirely. The failure of our existing or one or more potential customers due to these external pressures could result in the loss of those customers or otherwise negatively affect our revenue and growth.

Our preliminary financial information represents management’s current estimates and are subject to change.

The preliminary financial information that we may disclose from time to time represents management’s current estimates based on information available as of the date such information is prepared. These estimates are subject to change and should not be viewed as a substitute for our actual financial results. Our actual results for any period are not available until we complete the preparation of our financial statements for that period. Final results may differ materially from preliminary estimates due to the completion of accounting adjustments, the review of our financial statements by our independent registered public accounting firm, and any other developments that may arise before our financial results are finalized.

Any preliminary financial information we release has not been audited, reviewed, compiled, or subjected to agreed‑upon procedures by our independent registered public accounting firm, and therefore they do not express an opinion or any form of assurance on such information.

There may be consolidation in the insurance industry, which could reduce the use of our platform, solutions, products, and services and adversely affect our revenues.

Mergers or consolidations among our customers could reduce our number of existing customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our existing customers or future customers merge with or are acquired by other entities that are not our customers, or that purchase more limited solutions, products, and services from us, they may discontinue or reduce the scope of solutions, products, and services we provide to them. Any of these developments could materially and adversely affect our business, results of operations, and financial condition.

Large potential customers may have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue, and lower average selling prices and gross margins, all of which could harm our results of operations.

Our target market for potential customers includes large P&C insurers. These customers may have significant bargaining power when negotiating new agreements with us and have the ability to buy similar products, solutions, and services from other companies or to develop such products, solutions, and services internally. These customers may have and may continue to seek advantageous pricing and other commercial and performance terms that may require us to develop additional features in the products we utilize in providing services to them or add complexity to our customer agreements. These customers may also delay making payments under agreements, or at renewal, in an attempt to obtain more favorable terms from us. We may be required to reduce the average price of our products, solutions, and services in response to these pressures. If we are unable to avoid reducing our average prices, our results of operations could be harmed.

We may fail to set the optimal pricing and packaging of our insurance technology and operations solutions, which could negatively impact our growth strategy and ability to effectively compete in the market.

We may face challenges in selling our insurance technology and operations solutions to insurers that have internally developed their own proprietary software, and we face competition from emerging and established vendors. As a result, these companies may offer lower prices, additional solutions, products, or services, or other incentives that may impact our ability to maintain our prices.

The market for our insurance technology and operations solutions is constantly evolving, and our pricing and packaging decisions are made based on the best information available at the time, but may change significantly in the future from our expectations. We expect that we will continually analyze and refine our pricing and packaging models to adapt to this dynamic environment. For example, we may need to change our pricing in future periods in response to market demands, the inflation and interest rate environment, or increased costs. Our contracts are generally multi-year in duration and unforeseen changes could impact the profitability of certain contracts. Further, as competitors introduce new solutions, products, and services that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers based on our historical pricing. In addition, if our mix or bundle of solutions, products, and services sold changes, then we may need to, or choose to, revise our pricing. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition. In addition, we cannot predict whether our current or prospective customers, or the market in general, will accept these changes. If these adjustments do not gain acceptance, our business and operational results could be adversely affected. Failure to identify an optimal pricing and packaging strategy may harm our business and operational outcomes. Should customers reject our new or modified pricing plans, we may face increasing challenges in attracting new customers and retaining existing ones, particularly if we attempt to apply new pricing models to current customers.

Because the business conducted by our customers is highly concentrated in Florida and other coastal states, adverse economic conditions, natural disasters, or regulatory changes in these states could adversely affect our customers’ and, in turn, our financial condition, results of operations, and cash flows.

A significant portion of the business conducted by our customers is concentrated in Florida and other coastal states. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because the business conducted by our customers is concentrated in Florida and other coastal states, both we and our customers face greater exposure to unfavorable changes in regulatory conditions in those states than companies whose operations are more diversified through a greater number of states. In addition, the occurrence of adverse economic conditions, natural or other disasters, or other circumstances specific to or otherwise significantly impacting these states could adversely affect the financial condition, results of operations, and cash flows of our customers, which could, in turn, adversely affect our financial condition, results of operations, and cash flows in the event that our customers are unable to pay us in accordance with the terms of our agreements with them.

We expect that our sales cycles may be lengthy and variable, may depend upon factors outside our control, and may cause us to expend significant time and resources.

The sales cycle for our IaaS platform of products and services may be lengthy and unpredictable, require extensive pre-purchase evaluation by potential new customers, involve a significant operational decision by potential new customers, and be affected by factors outside of our control. Our sales efforts will involve educating potential new customers about the use and benefits of our platform, including the technical capabilities of our platform, the potential cost savings achievable by organizations deploying our platform, and the benefits and risks associated with cloud-based products. Customers may undertake a significant evaluation process, involving not only our platform of products and services, but also those of our competitors. We expect to spend substantial time, effort, and money in our sales efforts without any assurance that our efforts will produce sales, and our customers have significant negotiating power during the sales process which may result in a lengthy sales cycle and significant contractual complexity. Additionally, we may be unable to predict the size and terms of the initial contract with a potential customer until late in the sales cycle, which would affect our ability to accurately forecast revenue. In addition, if we commit to include specific features in our platform at the request of a customer or group of customers, we may be unable to recognize revenue until the specific features have been delivered as part of our platform of products and services. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Potential future customers may also insist that we commit to certain time frames in which our platform of products and services will be operational or that, once operational, our platform of products and services will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us failing to attract and/or retain new customers, incurring penalties and costs, and/or making additional resource commitments, which would adversely affect our business and results of operations.

Before our IaaS platform of products and services can be utilized by our customers, it must be integrated with our customers’ and/or third parties’ systems and customer and/or third-party data must be added to it. This process can be complex, time consuming, and expensive for our customers and can result in delays in the implementation and deployment of our platform of products and services. Failing to meet the expectations of our customers with respect to our platform of products and services could result in a loss of customers and negative publicity about us and our platform of products and services. Such failure could result from deficiencies in our platform’s capabilities, performance issues, or inadequate service by us. The consequences of such failure could include monetary credits, reduced fees for additional products or services or upon renewal of existing agreements for products and services, potential reversals of previously recognized revenue, renegotiating existing customers’ contractual terms, and a customer’s refusal to pay their contractually obligated fees and costs. In addition, time-consuming and delayed implementations may also increase the amount of services personnel we must allocate to the implementation for it to be successful, thereby increasing our costs and adversely affecting our business, results of operations, and financial condition.

We utilize models to provide services to our customers in key areas such as underwriting, reserving, risk management, reinsurance purchasing, and the evaluation of catastrophe risk, and our customers and our business could be adversely impacted if these models are inadequate or unfit for the purpose for which they are being used.

We employ various modeling techniques (for example, scenario, predictive, stochastic, and/or forecasting models) to analyze and estimate exposures and risks for our customers. We utilize modeled outputs and related analyses to assist us in providing services to our customers, for example, related to underwriting and pricing, reserving, risk management, reinsurance purchasing, and the evaluation of catastrophe risk through estimates of probable maximum losses. The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties, and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. These models may turn out to be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or application thereof (whether due to data error, human error, or otherwise). Further, to the extent we incorporate automation and machine learning as part of our modeling process, this may lead to heightened risk. Consequently, actual losses from loss events, whether from individual components (for example, wind, flood, earthquake, etc.) or in the aggregate, may differ materially from modeled results. If, based upon these models or other factors, we misprice products or underestimate the frequency and/or severity of loss events, our results of operations, financial condition, and liquidity may be adversely affected. In addition, probable maximum losses are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that stochastic events are not an exact representation of actual events. Thus, an actual event does not necessarily resemble one of the stochastic events, and the specific characteristics of the actual event can lead to substantial differences between actual and modeled losses.

With respect to the evaluation of catastrophe risk, our modeling utilizes a mix of historical data, scientific theory, and mathematical methods. Output from multiple commercially available vendor models serves as a key input in our PML estimation process. We believe that there is considerable inherent uncertainty in the data and parameter inputs for these vendor models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophe event. This potential difference could be even greater for perils with limited or no modeled annual frequency. We perform our own vendor model validation (including sensitivity analysis and backtesting, where possible) and supplement model output with historical loss information and analysis and management judgment. In addition, we derive our own estimates for non-modeled perils. Despite this, our PML estimates are subject to a high degree of uncertainty, and actual losses from catastrophe events may differ materially.

We rely on highly skilled and experienced personnel and if we are unable to attract, retain, or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of our CEO and Chairman, President, Chief Financial Officer or other key senior management personnel could harm our business and future prospects.

Our performance largely depends on the talents and efforts of highly-skilled and experienced individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current business strategy or grow our business. Moreover, certain of our competitors in the insurance and insurance technology or InsurTech industries may seek to hire our existing employees, may compete with us in hiring new employees, and may have greater resources than we do. We cannot assure you that we will provide adequate incentives to attract, retain, and motivate employees in the future. If we do not succeed in attracting, retaining, and motivating highly qualified personnel, our business may be seriously harmed. Our operations are highly dependent on the efforts of our senior executive officers, particularly our CEO and Chairman of our board of directors, Paresh Patel, our President, Kevin Mitchell, and our Chief Financial Officer, Suela Bulku. The loss of Paresh Patel, architect of our proprietary policy administration and underwriting technology, Kevin Mitchell, or Suela Bulku could materially adversely impact our business, results of operations, and financial condition. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel in all areas of our organization.

We may not continue to grow at historical rates in the future.

Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to maintain profitability in the future. As we focus on growing our business, we expect our revenue growth rates may slow in future periods for a number of reasons, which may include lack of a broader demand for our products, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features, solutions, products, and services or enhance our existing platform, solutions, products, and services, improve our operating infrastructure, or acquire complementary businesses and technologies. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions, and other developments. If our present capital is insufficient to meet our current or future operating requirements, we may need to raise additional funds through financings or curtail our growth. We expect to evaluate financing opportunities from time to time, and our ability to obtain financing in the future will depend, among other things, on our development efforts, business plans, and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that financing will be available to us on favorable terms, or at all.

If we raise funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Moreover, any debt financing that we secure in the future could subject us to restrictive covenants relating to our capital raising activities, our ability to make certain types of investments or payments, and other financial and operational matters, which may increase our difficulty to obtain capital or to pursue business opportunities, including new platform, product, and service offerings and potential acquisitions. We may not be able to obtain financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, revenue, results of operations, and financial condition may be materially harmed.

Future acquisitions or investments contain inherent strategic, execution, and compliance risks that could disrupt our business and harm our financial condition.

We may pursue acquisitions or investments to grow our business in line with our strategic objectives. There is no guarantee that these acquisitions or investments (whether for internal technology or products used or for external uses) will achieve the desired return sought. Or, these acquisitions or investments could cause additional risk due to the liabilities or unforeseen expenses such acquisitions or investments may bring, such as higher than expected costs due to market competition for the acquisition/investment, regulatory approval requirements, delays in implementation, lost opportunities that could have been pursued with cash being used, litigation or regulatory enforcement post-acquisition or investment, contingent liabilities, implementation cost, misalignment of culture, loss of technology through theft or trade secrets exchanged, loss of key partners/vendors, timing within overall economic environment, carrying costs, and tax liabilities. Additionally, the risks from future acquisitions or investments could result in impairment charges against goodwill or increases in the liabilities on our Consolidated Balance Sheets, as well as missed earnings results.

Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.

From time to time, we may be subject to allegations and may be party to litigation and other legal proceedings relating to our business operations. Litigation and other legal proceedings may include complaints from or litigation by customers related to alleged breaches of contract or otherwise.

We expect to face risks associated with litigation of various types arising in the normal course of our business operations, including, without limitation, general commercial, breach of contract, indemnification, and employment disputes. We cannot predict with any certainty what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage, or the ultimate outcome of litigation or other legal proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other legal proceedings may harm our business and financial condition.

Our business may be materially adversely impacted by U.S. and global market and economic conditions adverse to the insurance industry.

We expect to continue to derive most of our revenue from the insurance technology and operations solutions we provide to the P&C insurance industry. Given the concentration of our business activities in this industry, we will be particularly exposed to certain economic downturns affecting the insurance industry, in particular the P&C insurance industry. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, inflation, and the strength of the economies in which our customers operate. A poor economic environment could result in significant decreases in demand for our insurance technology and operations solutions, including the delay, reduction in scope or duration or cancellation of current or anticipated agreements, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. In addition, customers may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if a customer is merged with or acquired by another company that has a poor economic outlook or is closed.

Our brand may not become as widely known or accepted as competitors’ brands or the brand may become tarnished.

Many of our competitors have brands that are well-recognized. As a new entrant into the broader insurance technology and services market, we expect to spend considerable amounts of money and other resources on creating brand awareness and building our reputation with potential customers. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining, and enhancing our reputation with customers could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws, data privacy or security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we work to enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance customer awareness of our brand in a cost-effective manner, our business, results of operations, and financial condition could be materially adversely affected.

Risks Related to Intellectual Property, Data Privacy, and Cybersecurity

Our intellectual property and proprietary rights are valuable, and any inability to obtain, maintain, protect, defend, and enforce them could reduce the value of our products and brand.

Our trade secrets, trademarks, copyrights, and other intellectual property rights are important assets for us. Our ability to compete effectively will be dependent in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property and other proprietary rights, including our proprietary technology. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants, and other third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws and regulations, to protect our brand and other intellectual property rights. Such agreements, laws, and regulations may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology, and we may fail to consistently obtain, police, and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products and technologies. For example, we may fail to obtain effective intellectual property protection. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective in all cases. For example, governmental entities that grant intellectual property rights may deny our applications for such rights despite our best efforts. Additionally, granted intellectual property rights are subject to challenge. Successful challenges may result in such rights being narrowed in scope or declared invalid or unenforceable. Despite our efforts to obtain and protect broad intellectual property rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering platforms and solutions that are substantially similar to ours and compete with our business, and unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. Competitors or other third parties may also attempt to circumvent or design around our intellectual property rights. In each case, our ability to compete could be significantly impaired.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We have not applied for any patents and cannot give assurances that any patent applications will be made by us or that, if they are made, they will be granted. We do not know whether any of our applications will result in the issuance of a trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims or otherwise limit the scope of such intellectual property. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to prevent third parties from infringing our intellectual property rights. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. Because obtaining patent protection requires disclosing our inventions to the public, such disclosure may facilitate our competitors developing improvements to our innovations. Given this risk, we have chosen not to, and in the future may sometimes choose not to seek patent protection for certain innovations and instead rely on trade secret protection. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We currently hold various domain names relating to our brand, including Exzeo.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.

In addition to registered intellectual property rights such as trademark and domain name registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how, and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, independent contractors, consultants, and other third parties that place restrictions on the use and disclosure of this intellectual property and confidential information. In some cases, these agreements may not adequately protect our trade secrets or confidential information, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose a competitive advantage resulting from this intellectual property. However, our employees, independent contractors, consultants, or other third parties with whom we do business may nonetheless use intellectual property owned by others in their work for us, and disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary algorithms to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, and competitive position.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation, or other violations of our intellectual property and proprietary rights against third parties. In addition, third parties may seek to challenge, invalidate, or circumvent our trademarks, copyrights, trade secrets, or other intellectual property and proprietary rights, or any applications for any of the foregoing, including through administrative processes such as re-examination or interference, or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and proprietary rights are uncertain and still evolving. The value of our intellectual property and proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. There can be no assurance that we will be successful in such action, even when our rights have been infringed, misappropriated, or otherwise violated. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights or asserting that we infringe third-party intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property and proprietary rights. The unauthorized copying or use of our proprietary technology, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets or that has developed intellectual property on our behalf, and these agreements may be insufficient to protect us, especially if breached. Further, no assurance can be given that these agreements will be effective in controlling access to, and use, distribution, misuse, misappropriation, reverse engineering, or disclosure of, our technology, platform, products, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors, consultants, or other third parties with whom we do business use intellectual property owned by others, as to the rights in related or resulting know-how and inventions.

Changes to existing laws or regulations or new laws or regulations could impede our use of our confidential information, intellectual property, or technology, or require that we disclose our confidential information, intellectual property, or technology to our competitors, which could impair our competitive position and could have a material adverse effect on our business, operating results, and financial condition.

We use open source software in our proprietary IaaS platform, which may pose particular risks in a manner that could have a negative effect on our business.

We use open source software in our proprietary IaaS platform and anticipate continuing to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform of products and services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products and services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. We may also incur significant legal expenses defending such allegations or be subject to significant damages. If we are required by the terms of any open source license to release our proprietary source code, it could allow our competitors to create similar software with lower development effort and time and ultimately could result in a loss of customers for us.

In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title, or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. There is typically no support available for open source software, and we cannot ensure that the authors of open source software will implement or push updates to address security risks or will not abandon further development and maintenance. We have established processes to help alleviate these risks, including a review process for screening requests from our development teams for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

Claims by others that we infringe, misappropriate, or otherwise violate, or have infringed, misappropriated, or otherwise violated, their proprietary technology or other intellectual property rights could harm our business.

From time to time, third parties may assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. As we become more well known and face increasing competition, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various "nonpracticing entities" and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize intellectual property rights they own to extract value through licensing or other settlements. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Many potential litigants, including some of our competitors, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential and proprietary information during this type of litigation. We may be required to pay substantial damages, royalties, or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or licensing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from using, selling, or licensing certain portions of our insurance technology and operations solutions, which could adversely affect our business, results of operations, and financial condition. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Our use of third-party software, data, and other intellectual property rights also may be subject to claims of infringement or misappropriation. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. Further, we may be unaware of intellectual property rights or proprietary rights of others that may cover some or all of our insurance technology and operations solutions.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available, or if available, may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to use, sell, or license the affected part of our insurance technology and operations solutions), effort, and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations, and financial condition.

Our business and IaaS platform make extensive use of third-party data.

We utilize third-party data to support and develop our IaaS platform of products and services. We anticipate that we will continue to rely on this third-party data in the future. We cannot ensure that this third-party data will continue to be available to us on commercially reasonable terms, if at all. Any defects or errors in the third-party data could adversely affect the operation of our IaaS platform. Many of the risks associated with the use of third-party data cannot be eliminated, and these risks could negatively affect our brand and business.

In addition, we leverage data, technology, and proprietary underwriting algorithms to enhance risk management. For instance, we leverage dynamic data sources obtained through various sources and apply advanced statistical methods to model that data into our pricing algorithm. We expect to improve our ability to manage risk and price risk accurately over time as we incorporate new external data sources and utilize the experience gained over time with our own customer base. These enhancements are expected to lead to better underwriting, lower loss frequency, and lower loss ratios over time – after adjusting for weather-related events. Our success in this area depends on our ability to continuously incorporate new data sources as they become available and effectively apply them to improve our ability to accurately and competitively price risk.

An unauthorized disclosure or loss of customer or employee data or information or other sensitive, confidential, or personal information, including by cyber-attack or other security breach, or a suspected or actual violation of federal or state data privacy or protection laws, regulations, or other obligations, could cause a loss of data or information, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition, and results of operations.

As part of our normal operations, we collect, retain, use, store, transmit, and otherwise process certain sensitive and confidential information, including personal information. We are subject to various federal and state privacy laws, rules and regulations, and contractual obligations regarding the use, storage, sharing, disclosure, protection, and other processing of certain sensitive or confidential information, including the Gramm-Leach-Bliley Act and its state-law progeny. For example, we may currently be, or may become, subject to certain state and federal privacy laws that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, disclosure, or other processing, all of which may significantly impact our business. Given the rapid development of data protection, privacy, and security laws and regulations, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations.

Our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, ransomware, unauthorized activity and access, malicious code, acts of vandalism, computer viruses, theft of data, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, phishing attacks, programming or human errors, physical break-ins, or other disruptions, any of which could result in the loss or disclosure of confidential or personal policyholder or employee information or our own proprietary information, software, methodologies, and business secrets. Our information security risks have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive, confidential, or personal information, we and our third-party service providers now also face threats from sophisticated hackers who engage in attacks against organizations that are designed to disrupt key business services.

We rely on service providers and vendors to provide certain technology, systems, and services that we use in connection with various functions of our business, including Payment Card Industry Standard compliant credit card processing, and we may entrust them with confidential or personal information. The information systems of our third-party service providers and vendors are also vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our associates, third-party service providers, or vendors. Hardware, software, or applications we obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Ever-evolving threats mean our third-party service providers and vendors must continually evaluate and adapt their own respective systems and processes, and there is no assurance that they will be adequate to safeguard against all data security breaches or misuses of data. Any future significant compromise or breach of our data security via a third-party service provider or vendor could result in additional significant costs, lost revenues, fines, lawsuits, and damage to our reputation.

Notwithstanding our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, and we cannot ensure that we will be able to identify, prevent, or contain the effects of possible cyber-attacks or other cybersecurity risks in the future that may bypass our security measures or disrupt our information technology systems or business. While we have implemented safeguards and processes to thwart unwanted intrusions and to protect the data in our platform and computer systems, whether housed internally or externally by third parties, such safeguards and the cybersecurity measures taken by our third-party service providers may be unable to anticipate or detect these techniques or implement adequate preventative measures quickly enough to prevent all attempts to compromise our platform. Additionally, our remediation efforts may not be successful or timely. Further, notwithstanding any contractual rights or remedies we may have, because we do not control our third-party service providers, including their security measures and the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.

Noncompliance or perceived noncompliance with any privacy or security laws, rules, regulations, or contractual obligations, or our privacy policies, or any security breach, cyber-attack, or cybersecurity breach, and any incident involving the misappropriation, loss, or other unauthorized disclosure or use of, or access to, sensitive, confidential, or personal information, could require us to expend significant capital and other resources to continue to modify or enhance our protective measures and to remediate any damage caused by such breaches or violations. In addition, this could result in interruptions to our operations and damage to our reputation, misappropriation of confidential or personal information, or regulatory enforcement actions or investigations, material fines and penalties, litigation, or other liability or actions which could have a material adverse effect on our business, cash flows, financial condition, and results of operations. As the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and/or press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our platform, products, solutions, and services compromise the privacy of customers and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business, discourage potential customers from using our platform, products, solutions, and services, and have a material adverse effect on our business.

In addition, our insurance coverage may not be adequate to cover costs, expenses, and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could adversely affect our reputation and our business, financial condition, and results of operations. In addition to costs associated with investigating and fully disclosing a data breach, we could be subject to regulatory proceedings or private claims by affected individuals resulting in substantial monetary fines or damages, and our reputation would likely be harmed.

Our information technology systems may fail or be disrupted or subject to errors, bugs, vulnerabilities, or defects, which could adversely affect our business.

Our business and our IaaS platform of products and services are highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. Our information technology systems are complex, and therefore undetected errors, failures, bugs, vulnerabilities, or defects may be present in our products and services or occur in the future in our products and services, our technology or software, or technology or software we license in from third parties, including open source software, especially when updates or new products are released. The failure or disruption of these systems could interrupt our operations and result in a material adverse effect on our business.

The growth of our business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including our policy administration, underwriting, and data analytics services. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. Real or perceived errors, failures, bugs, vulnerabilities, or defects in our information technology systems could result in negative publicity, loss of or delay in market acceptance of our products and services, harm to our brand, and weakening of our competitive position. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, vulnerabilities, or defects in our information technology systems could also impair our ability to attract new customers, retain existing customers, or expand their use of our products and services, which would adversely affect our business, results of operations, and financial condition. Additionally, our computer and data processing systems could become obsolete or could cease to provide a competitive advantage which could negatively affect our future results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, vulnerabilities, or defects in our information technology systems. A material liability claim may harm our business and results of operations.

We conduct our business primarily from offices located in Tampa, Florida, where tropical storms could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, although we believe we have sufficient redundancies to replace our facilities if functionality is impaired. In the event of a disaster causing a complete loss of functionality at our Tampa location, we plan to temporarily use our secondary office in Ocala, Florida to continue our operations.

Any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our IaaS platform of products and services and our business.

Any system failure, including network, software, or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website or our IaaS platform could result in reduced revenue and potential breaches of our customer contracts. Continued growth in Internet usage could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. In addition, there have been several incidents in which individuals have intentionally caused service disruptions of websites. If these outages, delays, or service disruptions frequently occur in the future, usage of our web-based services and our IaaS platform could grow more slowly than anticipated or decline and we may lose revenue and customers.

If the third-party cloud providers that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our IaaS platform, would be harmed. Currently, we rely on two third-party cloud providers to host our websites and web-based services. As a result, it may take significant resources if we need to switch to another cloud provider for any reason. Any disruption of or interference with our use of these third-party cloud providers could impair our ability to deliver our insurance technology and operations solutions to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, and harm to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins, and similar events. The controls implemented by our current or future third-party cloud providers may not prevent or timely detect such system failures, and we do not control the operation of third-party cloud providers that we use. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in customer demand, it could have an adverse effect on our business. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our customers’ stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose customers, harm our ability to attract new customers, or subject us to potential liability. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our current or future third-party cloud providers that host our IaaS platform are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a third-party cloud provider’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party cloud providers could be difficult and may not be possible at all.

In addition, our customers depend on Internet service providers, online service providers, and other website operators for access to our website and IaaS platform. These providers could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these events could seriously harm our business, results of operations, and financial condition.

The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.

In response to the growing threat of cyber-attacks, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. Some jurisdictions have enacted more generalized data privacy and security laws, rules, and regulations that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data privacy and security laws, our failure to comply with new or existing cybersecurity laws, rules, and regulations could result in material regulatory actions, litigation, fines, reputational harm, and other penalties. In addition, efforts to comply with new or existing cybersecurity or privacy laws, rules, and regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Regulation of Our Business

We operate in a highly regulated environment, and any failure to comply with applicable insurance, data privacy, or other regulatory requirements could materially and adversely affect our business, financial condition, and results of operations.

Our business operates within a complex, evolving, and highly regulated legal environment across federal, state, and international jurisdictions. We provide IaaS solutions to P&C insurers, and as such, we are subject to a wide array of regulatory obligations relating to insurance operations, consumer protection, data privacy, cybersecurity, and compensation practices. While we do not underwrite insurance risk or issue policies in our own name, we perform delegated functions such as policy administration, claims handling, premium collection, and underwriting support on behalf of licensed insurers. These services subject us to various state laws and regulations, including licensing and registration requirements, fiduciary responsibilities, and financial oversight. Noncompliance, even if inadvertent, could lead to enforcement actions, monetary penalties, license suspension or revocation, reputational harm, or restrictions on our ability to operate in certain markets.

Our customers upload to and store their customer and other data in our cloud-based platform. We must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on our cloud-based platform as well as in the operation of our business. Non-compliance with these laws could result in penalties or significant legal liability.

The legal environment of cloud-based technology businesses is evolving, and we are subject to a variety of laws and regulations that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, content, intellectual property, data security, and data retention and deletion. In particular, we are subject to federal and state laws regarding privacy and protection of data. Federal and state laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and inconsistently with our current policies and practices.

Regulatory scrutiny of delegated authority and claims administration functions may increase our regulatory compliance costs, limit our flexibility, and adversely affect our business.

Our business depends on the ability to act under delegated authority from licensed insurance entities. State regulators, guided in part by the NAIC, are increasingly scrutinizing the use of MGAs and third-party administrators, especially where such entities perform core insurance functions. Several states require that MGA and third-party administrator agreements be submitted for review or approval and impose restrictions on the scope of delegated authority.

In connection with our delegated claims administration functions, we are also subject to fair claims practices laws that prohibit, among other things, misrepresentations of coverage, unreasonable delays, or unfair settlement practices. In some states, claims adjusters must be licensed and comply with continuing education and conduct requirements. Any failure by us or by third-party adjusters we oversee, to comply with these standards may expose us to administrative actions, penalties, or litigation.

Emerging regulatory initiatives could impose additional burdens on companies like ours, including mandatory disclosures, expanded fiduciary requirements, governance standards, and oversight obligations. These changes may require us to renegotiate customer contracts, enhance internal compliance infrastructure, or limit the services we are permitted to perform, all of which could adversely affect our business operations and profitability.

Failure to maintain required licenses in one or more jurisdictions could disrupt our business and impair our ability to grow.

We are required to maintain a variety of licenses across jurisdictions, including insurance agency, MGA, and claims adjuster licenses, as well as registrations in states where we perform regulated functions. Licensing requirements vary by jurisdiction and often include background checks, disclosures of ownership and key personnel, continuing education, and annual renewals.

A lapse in any required license, whether due to administrative oversight, changes in state law, or increased regulatory scrutiny, could result in our inability to service existing customers or enter new markets. In certain cases, losing a license in one jurisdiction could result in negative publicity that affects our relationships with insurance carriers and MGAs.

We are subject to stringent fiduciary duties with respect to insurance premium funds, and noncompliance could result in regulatory enforcement or reputational harm.

In many jurisdictions, insurance premiums collected and held by MGAs or third-party administrators are considered fiduciary assets. We may be required to maintain premium trust accounts, implement reconciliation and segregation protocols, and ensure the timely remittance of funds to insurers. Failure to adhere to these fiduciary responsibilities, whether due to internal error, systems failure, or fraud, could lead to state enforcement actions, fines, and possible revocation of licensure. Any such incident could also damage our reputation with customers and regulators and undermine our credibility as a reliable insurance services provider.

We are subject to extensive and evolving data privacy and cybersecurity regulation, which could increase our compliance burden and exposure to liability.

Our operations involve the collection, storage, and processing of significant volumes of sensitive personal and financial data, including information from insurance policyholders, applicants, and claims. We are subject to a growing body of federal and state data privacy and cybersecurity laws, such as the NAIC Insurance Data Security Model Law (adopted in several states). These laws require the implementation of comprehensive data protection programs, security risk assessments, breach notification protocols, and vendor oversight processes. Although we take steps to comply with applicable cybersecurity regulations, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business.

Regulatory frameworks governing data privacy and cybersecurity are rapidly evolving. Future regulations could require us to modify or restrict the use of certain technologies, increase governance and disclosure requirements, or impose additional compliance costs. Noncompliance with data privacy or cybersecurity regulations could result in investigations, enforcement actions, litigation, or reputational damage.

Our relationships with insurance carriers are subject to regulatory oversight and third-party risk.

The insurance companies with which we do business are themselves subject to regulation by state departments of insurance, including solvency and reserve requirements. We cannot guarantee that all of our insurance company partners are in compliance with all applicable regulations. If any of these partners face regulatory action, insolvency, or are otherwise adversely impacted, we may be required to expend resources addressing related inquiries or disruptions to our operations. This could divert management attention and negatively affect our results of operations.

Our international operations in India expose us to regulatory risks under Indian law and cross-border compliance obligations.

Our proprietary technology platform is developed and maintained by our subsidiary in India. These international operations expose us to a range of regulatory obligations under Indian law, including employment, tax, data protection, and cybersecurity requirements. In particular, India’s Digital Personal Data Protection Act, enacted in 2023, and related implementing regulations expected to be operational in 2025, is a new legal framework designed to protect individuals’ personal data and introduces obligations related to consent management, data handling, breach notification, and cross-border data transfers that may affect how we conduct business.

We may also be affected by restrictions on data localization, changes to labor laws, or new corporate compliance mandates in India. Additionally, our cross-border operations must comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, which imposes obligations relating to internal controls, recordkeeping, and the prohibition of bribery of foreign officials.

Failure to comply with applicable Indian or U.S. regulations could result in fines, sanctions, reputational harm, or disruption to our technology development. Although policies and procedures are designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies. Geopolitical instability, policy shifts, or infrastructure disruptions in India could also interfere with our technology operations, potentially impairing our ability to deliver services to customers.

Changes in state insurance laws or regulations, or new interpretations of existing laws, could impose significant additional compliance costs or impede our ability to operate certain aspects of our business.

Insurance regulation continues to evolve in response to market innovation, increased use of technology, and heightened consumer protection concerns. State regulators and the NAIC are increasingly focused on governance of delegated authority arrangements and third-party risk management, particularly where core insurance functions are outsourced. New legislation or regulatory guidance, such as model acts adopted by individual states, could impose more stringent operational, financial, or governance obligations on us.

Any such changes could require us to modify our business practices, increase investment in compliance infrastructure, or limit our ability to offer certain services, any of which could adversely affect our business and results of operations.

Federal regulation of the insurance industry is evolving and may increase our compliance obligations and costs.

The U.S. federal government generally has not directly regulated the insurance industry. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry. The Dodd-Frank Act also established the Federal Insurance Office, which is authorized to study, monitor, and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. Any additional regulations established as a result of the Dodd-Frank Act or actions in response to the Federal Insurance Office could increase our costs of compliance or lead to disciplinary action. In addition, legislation has been introduced from time to time that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes. We cannot predict whether future federal laws or regulations will be enacted, nor how existing federal initiatives may evolve. However, any expansion of federal regulation could increase our compliance costs, lead to duplicative or conflicting requirements, or require changes to our business practices, which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Relationship with HCI

As our controlling stockholder, HCI has significant control over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

HCI currently owns a controlling interest in our outstanding common stock, which represents a majority of our total outstanding shares of common stock and voting power. As long as HCI continues to control shares representing a majority of our voting power, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval (unless supermajority approval of such matter is required), including the election of directors. Even if HCI were to control less than a majority of our voting power, HCI may be able to influence the outcome of corporate actions so long as it owns a significant portion of our voting power. If HCI does not dispose of its shares of our common stock, HCI could retain control over us for an extended period of time or indefinitely.

Other stockholders may not be able to affect the outcome of any stockholder vote while HCI controls the majority of our voting power. Due to its ownership and rights under our amended and restated articles of incorporation and bylaws, HCI is able to control, subject to applicable law, the composition of our board of directors, which in turn is able to control all matters affecting us, including, among other things

•
any determination with respect to our business direction and policies, including the appointment and removal of officers and, in the event of a vacancy on our board of directors, additional or replacement directors;
•
any determinations with respect to mergers, business combinations or dispositions of assets;
•
determination of our management policies;
•
determination of the composition of the committees on our board of directors;
•
our financing policy;
•
our compensation and benefit programs and other human resources policy decisions;

•
termination of, changes to, or determinations under our agreements with HCI;
•
changes to any other agreements that may adversely affect us;
•
our dividend policy; and
•
determinations with respect to our tax returns.

Because HCI’s interests may differ from ours or from those of our other stockholders, actions that HCI takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.

If HCI sells a controlling interest in us to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock, and we may become subject to the control of a currently unknown third party.

HCI holds a majority of our voting power. HCI has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of us.

The ability of HCI to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of our publicly traded shares, could prevent other stockholders from realizing any change‑of‑control premium on their shares of our common stock that may otherwise accrue to HCI on its private sale of the shares of our common stock it holds. Additionally, if HCI privately sells shares representing a significant portion of our common stock, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with other stockholders.

HCI’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between HCI and us could be resolved in a manner unfavorable to us and our other stockholders.

Various conflicts of interest between us and HCI could arise. HCI’s interests as our controlling stockholder may differ from our interests or those of our other stockholders. Additionally, ownership interests of our CEO and chairman of our board of directors, Paresh Patel, in our common stock and in the stock of HCI, or his service as a director and officer of both companies, could create or appear to create potential conflicts of interest when he is faced with decisions relating to us or our business. These decisions could include:

•
corporate opportunities;
•
the impact that operating decisions for our business may have on HCI’s Consolidated Financial Statements;
•
differences in tax positions between HCI and us, particularly in light of the tax allocation agreement among HCI and its subsidiaries, including us;
•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on HCI’s current or future indebtedness or the covenants under that indebtedness;
•
future, potential commercial arrangements between HCI (or its affiliates) and us or between HCI and third parties;
•
business combinations involving us;
•
our dividend policy;
•
management stock ownership; and
•
the intercompany agreements between HCI (or its affiliates) and us.

Furthermore, disputes may arise between HCI (or its affiliates) and us relating to our past and ongoing relationships and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•
tax, employee benefits, indemnification, and other matters arising from our IPO;
•
the nature, quality, and pricing of services HCI agrees to provide to us;
•
the nature, quality, and pricing of services we agree to provide to HCI and/or its affiliates;
•
sales or other disposals by HCI of all or a portion of its ownership interest in us; and
•
business combinations involving us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by HCI, we may not have the leverage to negotiate amendments to our agreements with HCI and/or its affiliates, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Our CEO and Chairman of our board of directors may have actual or potential conflicts of interest because of his financial interests in HCI or because of his positions with HCI.

Paresh Patel, our CEO and Chairman, serves as Chairman of the board of directors of HCI and as HCI’s CEO. Mr. Patel also owns HCI common stock, options to purchase HCI common stock, and other HCI equity awards. Mr. Patel’s position at HCI and his ownership of HCI equity and equity awards creates, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for HCI than the decisions have for us. Additionally, because of his positions with HCI, Mr. Patel owns equity interests in both us and HCI. Continuing ownership of HCI shares could create, or appear to create, potential conflicts of interest if we and HCI face decisions that could have implications for both us and HCI. Mr. Patel is our only director, officer or employee who serves as an officer or director of, or is otherwise employed by, HCI as of the date of this report. Potential conflicts of interest may also arise out of commercial arrangements that we currently have with HCI and its affiliates or that we and HCI or its affiliates may enter into in the future.

We may be unable to achieve some or all of the anticipated benefits of being a standalone public company.

We may be unable to achieve the full strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•
allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of HCI;
•
enhancing our ability to focus on our own operating priorities, strategies, and specific market dynamics;
•
improving our strategic and operational flexibility, allowing us to better target innovation and respond more effectively to different customer needs and the competitive environment for our business;
•
allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with HCI’s other businesses;
•
creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our capital stock;
•
articulating a clear investment proposition and capital allocation policy to attract a long-term investor base aligned with our strategic goals; and
•
enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

We may be unable to achieve some or all of the benefits that we expect to achieve as a standalone public company in the time we expect, if at all, for a variety of reasons, including management distractions and potential operational disruptions during the transition; increased exposure to market volatility; and reduced business diversification compared to HCI. Failure to realize the expected benefits of becoming a standalone public company, or delays in doing so, could adversely affect our business, financial condition, cash flows, and results of operations.

We may not be able to effectively perform the administrative and back-office services that we previously received from HCI at the same levels and costs as were previously provided by HCI.

We have previously obtained, but no longer obtain, certain administrative and back-office services from HCI, as we have replicated, developed, or replaced functions and administrative services that we previously received from HCI.

We may not be able to perform these services, either internally or through third-party vendors, on terms and conditions, including cost, comparable to those that we previously received in the past from HCI. Additionally, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from HCI. If we do not maintain our own adequate systems and business functions at the same levels and costs previously received from HCI, or if we are unable to obtain them from other providers at the same levels and costs previously received from HCI, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from HCI and the level of this informal support could diminish or be eliminated in the future.

Third parties may seek to hold us responsible for liabilities of HCI, which could result in a decrease in our income.

Third parties may seek to hold us responsible for HCI’s liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from HCI.

We may be required to make cash payments to HCI for prior tax years under the Tax Allocation Agreement with HCI.

We are a party to a tax allocation agreement with HCI that requires that we pay to HCI the amount of U.S. federal income tax we would owe for each taxable year if we had filed a U.S. federal income tax return for such year as a separate company. If we incur a loss (or have unused tax credits) for a taxable year that can be carried back to prior years, HCI is required to pay us the amount of U.S. federal income tax refund we would be entitled to receive, computed on a separate company basis. If no carryback is allowed, however, HCI is obligated to pay us the amount of the reduction in the consolidated U.S. federal income taxes of HCI’s affiliated group that results from such group’s use of our losses or credits. The Tax Allocation Agreement will automatically terminate with respect to us if our membership in HCI’s affiliated group terminates, but certain rights and obligations arising under the Tax Allocation Agreement will survive termination. We may be required to make cash payments to HCI in respect of taxes for prior years under the Tax Allocation Agreement, which payments could harm our results of operations and financial condition.

We may incur substantial additional costs and experience temporary business interruptions as we continue to operate as an independent, publicly traded company, and we may not be adequately prepared to meet all regulatory and operational requirements in a timely or cost‑effective manner.

We previously operated as part of HCI and historically relied on HCI for certain corporate functions. As an independent public company, we are required to provide internally, or obtain from third‑party providers, the services that HCI previously provided. We may be unable to replace these services on terms as favorable as those provided by HCI or within the timelines necessary to support our operations.

To support our business functions—including accounting and financial reporting, human resources, legal and compliance, communications, engineering, and other operational areas, we have implemented new information technology systems and infrastructure. We may incur higher‑than‑expected costs as we transition from systems previously provided by HCI, and we may experience temporary operational disruptions if these systems do not function as intended, are not integrated effectively, or require additional remediation. Any delays or disruptions in implementing or operating our information technology infrastructure could adversely affect our business and results of operations.

As a public company, we incur significant legal, accounting, compliance, and other expenses. We are also subject to the reporting obligations of the Securities Exchange Act of 1934 and the listing requirements of the New York Stock Exchange. These obligations require substantial management attention and internal resources.

Beginning with our second Annual Report on Form 10‑K, we are required to comply with Section 404 of the Sarbanes‑Oxley Act, which includes annual management assessments of the effectiveness of our internal control over financial reporting. While we are an EGC, we are not required to obtain an attestation report from our independent registered public accounting firm. Nevertheless, we are required to maintain effective internal control over financial reporting and effective disclosure controls and procedures. Meeting these requirements may necessitate additional upgrades to our systems, the implementation of new controls, and the addition of accounting and finance personnel.

If we are unable to implement and maintain effective internal controls, financial reporting systems, information technology systems, or related procedures in a timely and effective manner, we may be unable to comply with our reporting obligations. Any failure to maintain effective internal control over financial reporting, or the identification of a material weakness, could adversely impact our business, financial condition, or results of operations.

Even if we determine, and our auditors concur, that our internal control over financial reporting is effective, inherent limitations in any control system may not prevent or detect all errors, fraud, or misstatements. Any failure of our internal controls could adversely affect the market price of our common stock and our ability to access the capital markets.

We have a limited operating history as an independent, publicly traded company, and our historical consolidated financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

The historical consolidated financial information included in this report was derived from HCI’s Consolidated Financial Statements and does not necessarily reflect the results of operations or financial position we would have achieved as an independent, publicly traded company during the periods presented, nor is it a reliable indicator of our future results. This is primarily due to the following factors:

•
Operations within HCI. We historically operated as part of HCI, which performed various corporate functions for us. Our historical consolidated financial information reflects allocations of corporate expenses from HCI for these functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.
•
New arrangements with HCI. We have entered, and may in the future enter into transactions with HCI that did not exist prior to our initial public offering, including HCI’s provision of transition or other services, as well as new indemnification obligations. These arrangements have and will result in additional costs.
•
Changes resulting from separation. Our historical consolidated financial information does not reflect changes we have experienced and expect to experience as a result of our separation from HCI, including changes in financing, cash management, operations, cost structure, and employee needs. As part of HCI, we benefited from its operating diversity, reputation, size, purchasing power, borrowing capacity, and access to capital. We may lose these advantages after the separation. As an independent entity, we may be unable to purchase goods, services, and technologies, obtain insurance, health care benefits, or software licenses, or access capital markets on terms as favorable as those available to us when we were part of HCI, which may adversely affect our results of operations.

We have also incurred and will continue to incur significant costs and demands on management’s time associated with being an independent, publicly traded company, including costs related to investor relations, public financial reporting, corporate governance, and board of director fees and expenses. For additional information regarding our historical financial performance and the basis of presentation of our Consolidated Financial Statements, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes included elsewhere in the Annual Report on Form 10-K.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Upon becoming a public company, we became required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and will require management to provide an annual management report on the effectiveness of our internal control over financial reporting. Although we are required to disclose changes in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of internal control over financial reporting pursuant to Section 404 until the year following this first annual report required to be filed with the SEC.

As an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an EGC. At such time, our independent registered public accounting firm may issue an adverse opinion if it is not satisfied with the level at which our controls are documented, designed, or operating.

Prior to becoming an independent public company, we did not have our own independent internal audit function, as our internal audit activities have historically been performed by HCI’s audit function. To comply with public‑company requirements, we have undertaken and will need to undertake additional actions, including implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert management’s attention from other matters important to the operation of our business.

In evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet applicable deadlines under Section 404. If we identify any material weaknesses, are unable to comply with Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm, once required to do so, is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

Risks Related to Our Common Stock and the Securities Markets

The market price of our common stock may be highly volatile, and stockholders may not be able to resell their shares at desired times or prices.

Although our common stock is listed on the NYSE, our common stock has a limited trading history and the market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment, since they may be unable to sell their shares at or above the price they paid.

The following factors, in addition to other factors described in this "Risk Factors" section and elsewhere in this report, may have a significant impact on the market price of our common stock:

•
the occurrence of severe weather conditions and other catastrophes;
•
our operating and financial performance, quarterly or annual earnings relative to similar companies;
•
publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•
announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•
any major change in our board of directors or senior management;
•
additional sales of our common stock by us, our directors, executive officers or principal stockholders;
•
adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•
short sales, hedging, and other derivative transactions in our common stock;
•
exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates, and performance of insurance-linked investments;
•
our creditworthiness, financial condition, performance, and prospects;
•
our dividend policy and whether dividends on our common stock have been, and are likely to be, declared and paid from time to time;
•
perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•
regulatory or legal developments;
•
changes in general market, economic, and political conditions;
•
conditions or trends in our industry, geographies or customers;
•
changes in accounting standards, policies, guidance, interpretations or principles; and
•
threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

We will evaluate whether to pay cash dividends on shares of our common stock in the future.

Our board of directors will evaluate whether to pay cash dividends to our stockholders from time to time. The timing, declaration, amount, and payment of any future dividends, if any, will be at the discretion of our board of directors. Decisions regarding the payment of dividends will depend on many factors, including our financial condition, earnings, sufficiency of distributable reserves, capital requirements, debt service obligations, legal requirements, regulatory constraints, opportunities to retain earnings to operate and grow our business, and any other factors our board of directors deems relevant.

Future issuance of our common stock or other equity securities could result in dilution to existing stockholders.

We may issue additional shares of our common stock or other equity securities in the future for a variety of reasons, including to raise capital, fund acquisitions, compensate employees, or for other corporate purposes. Any such issuances could materially dilute the ownership interests of existing stockholders and may adversely affect the market price of our common stock.

In addition, if we issue equity securities at prices below the then‑current market price of our common stock, or below the prices paid by existing stockholders, those stockholders could experience further dilution. The issuance of additional equity securities, or the perception that such issuances may occur, could also adversely affect the trading price of our common stock.

Holders of our common stock may be diluted due to equity issuances.

Holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including any equity awards that we will grant to our directors, officers, and employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. We also plan to issue additional stock-based awards, including annual awards, new hire awards, and periodic retention awards, as applicable, to our directors, officers, and other employees under our employee benefits plans as part of our ongoing equity compensation program.

We have broad discretion over the use of the net proceeds from any future offerings and it is possible that we will not use them effectively.

We may raise capital in the future through offerings of equity, debt, or other securities. Our management will have broad discretion over the use of any proceeds we receive in such transactions, and investors will not have the opportunity to evaluate the economic, financial, or strategic merits of how those proceeds are used. The actual use of any future proceeds may vary significantly from our currently expected plans due to a variety of factors, many of which are outside our control.

If our management does not apply any future proceeds effectively, our business, results of operations, and financial condition could be adversely affected. Pending their use, we may invest such proceeds in short‑term instruments or other investments that may not generate meaningful returns or could lose value, which may negatively impact the market price of our common stock.

A substantial portion of the outstanding shares of our common stock may become available for sale in the public market, which could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. A significant portion of our outstanding shares are held by our directors, executive officers, and other large stockholders. These holders may sell their shares in the public market from time to time, subject to applicable securities laws, including Rule 144 under the Securities Act, and any internal policies or contractual restrictions.

As restrictions on resale expire or are no longer applicable, additional shares may become eligible for sale in the public market. Sales of these shares, or the expectation that these sales may occur, could result in increased volatility in the trading price of our common stock and could make it more difficult for us to raise capital through the sale of equity securities on favorable terms, or at all.

In addition, shares issued under our equity compensation plans, including shares issued upon the exercise or vesting of stock‑based awards, may become eligible for sale in the public market. The availability of these shares for sale could also adversely affect the market price of our common stock.

We are an EGC and the information we provide stockholders may be different from information provided by other public companies, which may result in a less active trading market for our common stock and higher volatility in our stock price.

We are an "EGC" as defined by the JOBS Act. We will continue to be an EGC until the earliest to occur of the following:

•
the last day of the fiscal year in which our total annual gross revenues first meet or exceed $1.235 billion (as adjusted for inflation);
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;

•
the last day of the fiscal year in which we (i) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (ii) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act); or
•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

For as long as we are an EGC, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGC, including, but not limited to:

•
not being required to comply with the auditor attestation requirements of the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•
exemption from new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements; and
•
exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval on golden parachute compensation not previously approved.

We may choose to take advantage of some or all of these reduced burdens while we qualify as an EGC. We have taken advantage of some of these reduced burdens in this Annual Report on Form 10-K, and currently intend to do so in future filings while we qualify as an EGC. For as long as we take advantage of any reduced burdens, the information we provide stockholders may be different from information provided by other public companies. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our stock price.

Some provisions of Florida law and our amended and restated articles of incorporation and bylaws may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

As a Florida corporation, certain provisions of the FBCA, as well as our amended and restated articles of incorporation and bylaws, may discourage, delay, or prevent a change in control of our company even if such a change in control would be beneficial to our stockholders.

The control share acquisition statute, Section 607.0902 of the FBCA, generally provides that if a person acquires voting shares of a Florida public corporation in excess of 20% of the voting power of all outstanding shares, the acquired shares will not have voting rights unless such rights are restored by the affirmative vote of a majority of the disinterested voting shares of each class or series entitled to vote separately. This excludes shares held by the acquiring person and certain officers or employee‑directors. Certain acquisitions are exempt from these rules, such as shares acquired through interstate succession, gifts, testamentary transfers, mergers or share exchanges effected in compliance with the FBCA when the corporation is a party to the agreement, or acquisitions approved in advance by the board of directors.

•
One hundred or more stockholders;
•
Its principal place of business, its principal office, or substantial assets within Florida; and
•
Either (i) more than 10% of its stockholders are resident in Florida; (ii) more than 10% of its shares are owned by residents of Florida; or (iii) one thousand stockholders are resident in Florida. The residence of a stockholder is presumed to be the address appearing in the corporate records of the company.

Shares held by banks (except as trustee or guardian), brokers, or nominees are disregarded for purposes of calculating these percentages or numbers.

The affiliated transaction (or so-called "business combination") statute, Section 607.0901 of the FBCA, provides that we may not engage in certain mergers, consolidations, sales of assets, issuances of stock, reclassifications, recapitalizations, and other affiliated transactions with any "interested stockholder" for a period of three years following the time that such stockholder became an interested stockholder, unless:

•
Prior to the time that such stockholder became an interested stockholder, our board of directors approved either the affiliated transaction or the transaction which resulted in the stockholder becoming an interested stockholder; or

•
Upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting shares outstanding at the time the transaction commenced; or
•
At or subsequent to the time that such stockholder became an interested stockholder, the affiliated transaction is approved by our board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting shares which are not owned by the interested stockholder.

An "interested stockholder" is generally defined as any person who is the beneficial owner of more than 15% of our outstanding voting shares.

The voting requirements set forth above do not apply to a particular affiliated transaction if one or more conditions are met, including, but not limited to, the following: if the affiliated transaction has been approved by a majority of our disinterested directors; if we have not had more than 300 stockholders of record at any time during the three years preceding the date the affiliated transaction is announced; if the interested stockholder has been the beneficial owner of at least 80% of our outstanding voting shares for at least three years preceding the date the affiliated transaction is announced; if the interested stockholder is the beneficial owner of at least 90% of our outstanding voting shares, exclusive of shares acquired directly from the company in a transaction not approved by a majority of disinterested directors; or if the consideration to be paid to the holders of each class or series of voting shares in the affiliated transaction meets certain requirements of the statute with respect to form and amount, among other things.

Both the control share acquisition statute and the affiliated transactions statute may have the effect of discouraging or preventing certain change of control or takeover transactions involving us.

In addition, our amended and restated articles of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•
our board of directors is classified into three classes of directors with staggered three-year terms;
•
nothing in our amended and restated articles of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock;
•
advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•
our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•
a special meeting of stockholders can only be called by our chairman of our board of directors, our CEO, our president (in the absence of a CEO), a majority of our board of directors or the holders of 10% or more of all of our votes entitled to be cast on any issue proposed to be considered at the special meeting of stockholders;
•
no provision in our amended and restated articles of incorporation or bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•
directors will only be able to be removed for cause;
•
our amended and restated articles of incorporation authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•
certain litigation against us can only be brought in Florida.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our bylaws designate the state courts located within the State of Florida as the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the FBCA, our amended and restated articles of incorporation, or our bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be a state court located within the State of Florida (or, if a state court located within the State of Florida does not have jurisdiction, the federal district court for the Middle District of Florida); provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Our stockholders are deemed to have notice of and have consented to the provisions of our bylaws related to choice of forum. The choice of forum provisions in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

•
costs associated with defending claims, including intellectual property infringement, misappropriation, or other claims and related judgments or settlements;
•
the impact of, and changes in, governmental or other regulations affecting our business;
•
the attraction and retention of qualified employees and key personnel;
•
the effectiveness of our internal controls; and
•
changes in our tax rates or exposure to additional tax liabilities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We rely on digital technology to conduct our business and interact with customers, policyholders, agents, and vendors. With this reliance on technology comes the associated security risks from the use of communication technology and networks.

Risk Management and Strategy

The goal of our cybersecurity risk management strategy is to maintain confidentiality, integrity, and availability of our critical systems and information. Our processes are designed to identify, assess, and manage material risks from cybersecurity threats as part of our entity-wide risk management efforts. To safeguard our data and the data of our customers, management utilizes a multi-layered cybersecurity approach including the use of an external security operations center that specializes in the detection and containment of cyber-attacks. For protection of endpoint devices connected to our network, we use third-party managed detection and response security software. Perimeter defense technology is used to filter e-mail for malware, viruses, and phishing attempts, and network firewalls are used to monitor incoming and outgoing network traffic.

Tools utilized to prevent cybersecurity threats include multifactor authentication, e-mail security services, mobile e-mail security policies, virtual private networks, third-party security experts, and timely applications of software patches, among others. We conduct annual penetration testing, disaster recovery testing, and internal and external audits of our cybersecurity controls, as well as simulated cyberattack scenarios to evaluate our preparedness. Employees are required to complete mandatory annual cybersecurity training and participate in periodic phishing simulations. We also maintain cyber insurance coverage, which includes access to a cyber incident response team in the event of a cybersecurity incident.

Management of cybersecurity risks also extends to third-party service providers engaged for specialized functions such as payroll processing, financial reporting systems, and equity compensation administration. Oversight of these providers is maintained through a third-party risk management process which includes obtaining and reviewing independent assurance reports, such as SOC 1 and SOC 2 reports, as applicable, to evaluate the design and operating effectiveness of relevant controls. Certain third-party providers are monitored and reviewed through oversight procedures performed by external service providers to assess controls related to data protection, system security, and access management.

We respond to cybersecurity events in accordance with our Cyber Security Incident Response Plan (CSIRP), which follows the guidance of the National Institute of Standards and Technology Cybersecurity Framework and provides for assessment, mitigation, and if necessary, remediation of cybersecurity incidents. We conduct annual breach simulations to test the effectiveness of our CSIRP.

There have been no cybersecurity events that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. Although we believe our cybersecurity controls are appropriate, cybersecurity threats continue to evolve and could result in adverse business impacts. Refer to Item 1A – Risk Factors - Security and fraud risks for additional information.

Governance

Cybersecurity is a critical component of our overall risk management process. Our Board of Directors oversees our cybersecurity risk management, including oversight of policies, processes and material risks related to cyber security.

Responsibility for the assessment and management of cybersecurity risks resides with senior management, including our Chief Technology Officer, who is responsible for overseeing the Company's information security program, cybersecurity risk assessments, and incident response activities. Our Chief Technology Officer has more than 30 years of experience in information technology, including over 20 years in senior leadership roles within the P&C businesses. Prior to serving as our Chief Technology Officer, he served for more than 10 years as Vice President of Information Technology at HCI, where he was responsible for IT infrastructure security, disaster recovery planning, DevOps implementation, and compliance. His experience includes oversight of operations, network security, and cybersecurity risk management, including the implementation and monitoring of security controls and coordination with third-party security service providers.

Day to day cybersecurity operations are supported by internal information technology personnel with experience in system security, threat monitoring, incident detection, and response, who are responsible for implementing cybersecurity controls, monitoring threats, and coordinating response activities in accordance with our Cyber Security Response Plan.

Our Board receives periodic updates from management regarding cybersecurity risks, controls, and any material cybersecurity incidents. At least one member of the Board has information technology and cybersecurity-related experience, which supports the Board's oversight of cybersecurity risk management.

Item 2. Properties.

Our principal office facility is located in Tampa, Florida, where we lease an office comprised of approximately 28,400 square feet from Century Park Holding, LLC, a subsidiary of HCI. Our lease agreement with Century Park Holding, LLC will expire on December 31, 2032.

We also lease a secondary office in Ocala, Florida comprised of approximately 25,300 square feet. This facility is leased from Silver Springs Property Investment, LLC, a subsidiary of HCI. The lease is scheduled to expire on December 31, 2027.

We also lease an additional office in Noida, India comprised of substantially 15,000 square feet. This facility is leased from RKR Software Solutions Private Limited. The lease is scheduled to expire on January 31, 2031.

Item 3. Legal Proceedings.

From time to time, we may be subject to claims and legal actions arising in the ordinary course of business. Based on information currently available, we are not involved in any legal proceedings that, in our judgment, are likely to have a material adverse effect on our Consolidated Financial Position, Results of Operations, or Cash Flows. Refer to Note 15. Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol "XZO."

Holders

As of February 20, 2026, the market price for our common stock was $15.91 and there were 212 holders of record of our common stock. Because many of our shares are held by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries.

Securities authorized for issuance under equity compensation plans

Refer to Item 12 of this Annual Report on Form 10-K for information on securities authorized for issuance under equity compensation plans.

Use of Proceeds

Our registration statement on Form S-1, as amended (File No. 333-290500) became effective under Section 8(a) of the Securities Act of 1933, as amended, on November 4, 2025. On November 6, 2025, we completed the initial public offering of 8.0 million shares of our common stock at a public offering price of $21.00 for an aggregate offering price of $168 million. All shares offered were sold by Exzeo. We received net proceeds of approximately $156.2 million, net of approximately $11.8 million of underwriting discounts and commissions. Truist Securities, Inc. acted as lead left bookrunner for the offering. Citizens JMPS Securities, LLC and William Blair & Company, L.L.C acted as joint active book-running managers and Fifth Third Securities, Inc. acted as a co-manager. There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed under Rule 424(b)(4) of the Securities Act of 1933, as amended.

We did not make any payments of offering expenses to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or our affiliates.

Performance Graph

The following graph compares the cumulative total return on our common stock to the cumulative total returns of the Russell 2000 Index and the S&P Software & Services Select Industry Index. Our IPO offering was priced and our common stock began trading on November 5, 2025, which is the start of the performance period presented. Accordingly, the graph reflects the two month period from November 5, 2025 through December 31, 2025. An investment of $100 (with reinvestment of dividends) is assumed to have been made in our common stock and in each index on November 5, 2025, and its relative performance is tracked through December 31, 2025. The returns shown reflect historical performance and are not necessarily indicative of future results.

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The number of common shares surrendered by employees to satisfy payroll tax liabilities associated with the vesting of restricted stock awards issued under our stock-based compensation plan is summarized as follows:

Period	Total Number of Shares Purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 – October 31, 2025	—	$—	—	$—
November 1, 2025 – November 30, 2025	—	$—	—	$—
December 1, 2025 – December 31, 2025	76,063	$19.58	—	$—
Total	76,063		—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section is intended to provide management’s perspective on our financial performance, material events, trends, and uncertainties that may affect our business, financial condition, results of operations, and cash flows. This discussion contains forward-looking statements that are based on current expectations and assumptions and involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements due to various factors, including those described in the section entitled "Risk Factors" included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of future results.

A discussion regarding our financial condition and results of operations, based on the income statement for the fiscal year ended December 31, 2025 compared to fiscal years ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included the final prospectus for our IPO dated as of November 4, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on November 5, 2025.

Unless otherwise indicated, all dollar amounts other than per-share amounts are presented in thousands.

Company Overview

Exzeo provides turnkey insurance technology and operations solutions to customers through a proprietary platform of purpose-built software and data analytics applications designed specifically for the P&C insurance ecosystem.

Our IaaS platform, referred to as the Exzeo Platform, includes nine highly configurable software and analytics applications that are purpose-built to serve the insurance value chain. The Exzeo Platform provides technology-based solutions for operational and administrative activities and functions performed by insurance carriers and their agents, including quoting and underwriting, policy management, claims management, data reporting, and financial reporting. As a result, the Exzeo Platform streamlines and automates interactions between insurance carriers and policyholders.

The Exzeo business was established in 2012 as the technology and innovation division of HCI, a leading underwriter of homeowners insurance in Florida that now writes policies in 12 additional states. Since inception, we have been led by experienced technology and insurance professionals with deep domain expertise focused on developing advanced data analytics algorithms and software tools that enable carriers to maximize system efficiency, optimize underwriting outcomes, and serve their customers more effectively.

The Exzeo Platform is a proprietary suite of software, analytics, and visualization tools capable of supporting, enhancing or replacing legacy operational systems that are common across the insurance industry. We enter into MGA or policy administration services agreements with our insurance-industry customers under which we serve as an MGA of an insurance carrier or provide services to a carrier's MGA in exchange for fees largely based on a percentage of managed premiums. Under these agreements, we utilize the Exzeo Platform to provide policy issuance and renewal services, as well as management services such as soliciting and negotiating reinsurance for authorized programs, managing and maintaining policy administration, and providing claims management.

Discontinued Operations

Prior to July 2024, we operated in the P&C insurance business, primarily focused on homeowners' multi-peril policies in the State of Florida, through our subsidiary TTIC. On July 1, 2024, we transferred all 2,500,000 outstanding shares of TTIC to HCI in exchange for the settlement of promissory notes issued by us.

The sale of TTIC constituted the disposal of a significant component of our business and resulted in a strategic shift in our operations, with a material effect on our financial results. Accordingly, TTIC's results are reflected in our Consolidated Financial Statements as discontinued operations and are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheets and income from discontinued operations on the Consolidated Statements of Income. Unless otherwise stated, all discussions regarding the results for the periods presented reflect our continuing operations.

Because the transaction occurred between entities under common control and did not result in a change in control of TTIC, it was accounted for as a common control transaction and recorded as an equity transaction. The purpose of the transaction was to restructure our organization, allowing us to concentrate on expanding our technology and insurance solutions services while reducing debt and strengthening our capital structure and balance sheet. Refer to Note 2. Discontinued Operations to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Initial Public Offering

On November 6, 2025 the Company closed its IPO, issuing 8,000,000 shares of common stock at a price of $21.00 per share for gross proceeds of $168,000. Underwriting discounts and commissions totaled approximately $11,760 and were recorded as a reduction of IPO gross proceeds. Other qualifying costs totaled approximately $1,486 and were recorded as a reduction of the IPO gross proceeds within additional paid-in capital. As of December 31, 2025, qualifying offering costs include $382 of unpaid amounts, which are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Cash payments for qualifying offering costs recorded as a reduction of equity are reflected within financing activities in the Consolidated Statements of Cash Flows.

Key Factors and Trends Affecting Results of Operations

We believe our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled Item 1A, Risk Factors.

•
Underwriting performance and continued investments in our technology. We leverage data, technology, and proprietary underwriting algorithms to enhance risk management. For example, we incorporate additional dynamic external data sources and apply advanced statistical methods to model that information into our pricing algorithms. We expect to improve our ability to manage and price risk accurately over time as we incorporate new external data sources and utilize the experience gained over time with HCI's policyholder base and other carrier programs. These enhancements are expected to lead to better underwriting, lower loss frequency, and lower loss ratios over time, after adjusting for weather-related events. Our success in this area depends on our ability to continually integrate new data sources and apply them effectively to improve our ability to accurately and competitively price risk.
•
Intense competition in our market. The market for core system software serving the P&C insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs, and introductions of new products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. The principal competitive factors in our industry include total cost of ownership, product functionality, flexibility and performance, customer references and in-depth knowledge of the P&C insurance industry. We believe that we compete favorably with our competitors on the basis of each of these factors. However, many of our current or potential competitors have greater financial and other resources, greater name recognition, and longer operating histories than we do.
•
New customer success and retention. We have relied and expect to continue to rely on customer relationships with a relatively small number of carriers in the P&C insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations and financial condition. While we currently have two customers that are not affiliated with HCI, revenue from these customers was immaterial in 2025. As part of our growth strategy, we are focused on expanding our customer base by developing new partnerships with additional carriers and their agents. Our future operating results will depend, in part, on the rate at which we acquire new customers that are not affiliates of HCI and maintain our relationships with existing customers as measured by the amount of managed premium on our platform. We believe that introducing these prospective customers to the advantages of our technology and variable fee structure will be critical to diversifying our revenue and reducing customer concentration over time. Our ability to support this expansion depends on the continued performance of our customer success and support teams, which are critical to ensuring high customer satisfaction, adoption, and retention.
•
National expansion strategy / Expansion into new geographies and use cases. We believe national expansion will be a key driver of our long-term growth and success of our business. As of December 31, 2025, we provide services to P&C companies in Connecticut, Florida, Georgia, Massachusetts, Montana, Nevada, New Jersey, New Mexico, North Carolina, Rhode Island, South Carolina, South Dakota, and Utah. We expect to apply our highly scalable model nationally, using a tailored approach in each state that reflects its regulatory environment and local market dynamics. We aim to expand rapidly and efficiently across different geographies while maintaining a high level of control over our strategy within each market. State expansion should create a broader base from which to grow premiums and increase the geographic diversity in the policyholder base and risk portfolio that we manage. We believe that broader geographic diversification will also improve our ability to secure favorable terms from reinsurers, improving the overall cost structure and profitability for our customers.

•
Regulatory matters. The legal environment for cloud-based technology businesses is evolving in the United States, and we are subject to a variety of laws and regulations that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, content, intellectual property, data security, and data retention and deletion. In particular, we are subject to federal and state laws regarding privacy and protection of personal data. U.S. federal and state laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and inconsistently with our current policies and practices.
•
Data privacy. Our customers and their policyholders upload to and store their data in our cloud-based platform. This presents legal challenges to our business and operations, such as consumer privacy rights and intellectual property rights. We must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on our cloud-based platform as well as in the operation of our business. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our compliance efforts and our data privacy compliance efforts generally.
•
Transition to a standalone public company. Since our IPO in November 2025, we became subject to federal and state securities laws, and applicable stock exchange requirements. Operating as a standalone public company requires, us to build and enhance governance structures and corporate functions including external financial reporting, internal audit, treasury, investor relations, Board of Directors and Officer support, and stock administration, which have resulted and are expected to continue to result, in additional costs.

Presentation of Financial Information

Unless otherwise indicated, all dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands of dollars. Percentages and ratios are based on the underlying whole dollar amount.

Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. These operational measures are presented as follows:

	Years Ended December 31,
(in thousands, except percentages and counts)	2025	2024
Managed Premium	$1,385,888	$580,276
Managed Policies	313,368	112,475
Premium Per Policy	$4,423	$5,159
Gross Dollar Retention Rate	87.2%	95.1%
Net Dollar Retention Rate	238.8%	151.1%
Annual Recurring Revenue	$214,898	$138,462

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

Managed premiums attributable to insurance policies written in Florida represented 91.3% and 84.8% of total managed premiums for the years ended December 31, 2025 and 2024, respectively.

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

The managed premiums attributable to policyholders active from the end of the prior year used to calculate the gross dollar retention rate were $506,278 and $365,419 as of December 31, 2025 and 2024, respectively.

Net Dollar Retention Rate

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

Components of Operating Results

Revenue

We generate revenue from three primary sources: underwriting and management services, claim services, and other technology services. Underwriting and management services include policy issuance and renewal, reinsurance placement, and administrative support, with fees tied to a percentage of premiums written or assumed, plus related policy fees. Claim services involve investigating, adjusting, and settling claims, including catastrophe-related claims, with pricing based on percentage of premiums written or assumed, per-claim fees and/or a percentage of indemnification costs. Other technology services are primarily derived from proprietary software solutions offered through SaaS service agreements, with fees based on a combination of policy or claim volumes, fixed charges, or percentages of claims handled.

Cost of revenue

Our cost of revenue includes expenses directly attributable to delivering our services that generate revenue, such as salaries and benefits for employees supporting underwriting, management, administrative, and claim services. For one customer, we collect fees that include agent commissions and remit those commissions to agents. Cost of revenue also includes amortization of capitalized internal-use-software and other intangible assets used to provide services, information technology expenses supporting policy underwriting, administrative functions, and claim handling services, and allocated overhead. Claim handling costs include adjustment, investigation, defense, recording, and payment functions. Allocated expenses from departments supporting these functions are also included in cost of revenue.

Gross profit

Gross profit represents revenue less cost of revenue. The increase in gross profit in recent periods was primarily driven by growth in managed premium, which allows us to leverage our relatively fixed cost structure. As we continue to scale and achieve operational efficiencies, we expect gross margins to improve over time.

Selling, general and administrative expenses

Selling, general and administrative expenses represent costs associated with supporting operations and primarily consist of employee compensation, including stock-based compensation and benefits for our finance, IT, human resources, legal, sales, and general management functions, as well as facilities and professional services.

Research and development

Our research and development costs consist primarily of personnel expenses, including salaries and benefits, bonuses, stock-based compensation and related overhead costs for employees engaged in the design and development of our technology offerings and other internally developed systems and applications.

Depreciation and amortization

Depreciation and amortization costs reflect expenses associated with the ongoing use of our tangible long-lived assets, including computer hardware, office furniture and equipment, and leasehold improvements.

Investment income

Investment income represents interest earned from short-term investments. The principal factors that influence investment income are the size of our investment portfolio and the yield on that portfolio.

Interest expense

Interest expense primarily consists of allocation of interest from borrowing and funding arrangements associated with notes payable and loans to HCI.

Income tax expense

Income tax expense primarily consists of domestic corporate federal and state income taxes related to the sale of our services. The effective tax rate can be affected by many factors, including changes in tax laws, states in which we operate, regulations or rates, new interpretations of existing laws or regulations, and changes to our overall levels of income before tax.

Results of Operations

Years Ended December 31, 2025 and 2024

Selected financial information for the years ended December 31, 2025 and 2024, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Years Ended December 31,		Percentage of Revenue		Increase (Decrease)
(in thousands, except percentages)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$216,980	$133,948	100.0%	100.0%	62.0%
Cost of revenue	85,957	80,739	39.6%	60.3%	6.5%
Gross profit	131,023	53,209	60.4%	39.7%	146.2%
Selling, general and administrative	15,724	8,343	7.2%	6.2%	88.5%
Research and development	8,830	6,514	4.1%	4.9%	35.6%
Depreciation and amortization	479	335	0.2%	0.3%	43.0%
Total operating expenses	25,033	15,192	11.5%	11.4%	64.8%
Operating income	105,990	38,017	48.8%	28.3%	178.8%
Investment income	4,302	548	2.0%	0.4%	685.0%
Interest expense	—	(3,329)	0.0%	(2.5)%	(100.0)%
Income from continuing operations before taxes	$110,292	$35,236	50.8%	26.2%	213.0%
Income tax expense	27,543	9,168	12.7%	6.8%	200.4%
Net income from continuing operations	$82,749	$26,068	38.1%	19.4%	217.4%

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Underwriting and management	$176,368	$95,373	80,995	84.9%
Claim services (1)	31,154	30,777	377	1.2%
Other technology services	9,458	7,798	1,660	21.3%
Total revenue	$216,980	$133,948	83,032	62.0%

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

Revenue increased by $83,032, or 62.0%, to $216,980 for the year ended December 31, 2025 compared to $133,948 for the same period in 2024, driven primarily by growth in underwriting and management services from our existing customer base and expansion of the scope of services provided to customers throughout 2025.

Underwriting and management revenue increased by $80,995, or 84.9%, to $176,368 for 2025, compared to $95,373 in 2024, representing 81.3% and 71.2% of total revenue, respectively. The increase was primarily driven by new management fee arrangements with four additional customers, which together accounted for approximately 82.3% of the total increase, with the remainder driven by growth in managed premiums from our existing customer base. The fee rate charged as a percentage of premium managed was modestly lower in 2025 compared to 2024, reflecting changes in service mix.

Claim services revenue increased by $377, or 1.2%, to $31,154 for 2025, compared to $30,777 in 2024, representing 14.4% and 23.0% of total revenue, respectively. The slight increase was primarily driven by higher managed premiums from our existing customer base, which increased related claims volume and associated service fees as fee rates were substantially unchanged between 2025 and 2024. This increase was partially offset by lower catastrophe claim service fees and reduced field adjuster service fees, as the elevated storm related activity experienced in 2024 did not recur at similar levels in 2025. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $1,660, or 21.3%, to $9,458 for 2025, compared to $7,798 in 2024, representing 4.4% and 5.8% of total revenue, respectively. The increase was primarily driven by higher catastrophe software fees, related to Hurricanes Milton and Helene, which began generating significant revenue in 2025 based on timing of catastrophe events. The increase was partially offset by lower demand for non-Catastrophe software solutions. Catastrophe related software activity is event driven and may not occur at similar levels in future periods.

Cost of Revenue

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Policy commission and related expenses	$43,724	$39,013	$4,711	12.1%
Outsourced claims fees	11,167	13,779	(2,612)	(19.0)%
Direct personnel expense	17,122	13,422	3,700	27.6%
Other operating expenses	11,532	12,298	(766)	(6.2)%
Depreciation and amortization	2,412	2,227	185	8.3%
Total cost of revenue	$85,957	$80,739	$5,218	6.5%

Cost of revenue increased by $5,218, or 6.5%, to $85,957 for the year ended December 31, 2025, compared to $80,739 for the same period in 2024, representing 39.6% and 60.3% of total revenue, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by improved operating leverage from higher revenue volumes.

Policy commission and related expenses increased by $4,711, or 12.1%, to $43,724 for 2025, compared to $39,013 in 2024, representing 20.2% and 29.1% of total revenue, respectively. The increase was driven by growth in managed premiums from the existing customer base for the single carrier under our commission based arrangement, resulting in higher commission activity in 2025. The weighted average commission rate was 9.1% in 2025, compared to 9.3% in 2024. The decrease was primarily driven by a higher concentration of Florida business for this single carrier, with Florida premiums increasing from 66.8% of total managed premiums for 2024 to 72.3% in 2025, where commission rates are generally lower due to competitive market dynamics. As a result, the overall commission rate as a percentage of premium declined despite higher managed premiums.

Outsourced claims fees decreased by $2,612, or 19.0%, to $11,167 for the year ended December 31, 2025, compared to $13,779 in 2024, representing 5.1% and 10.3% of total revenue, respectively. The decrease was due to lower catastrophe claims development in 2025 and reduced litigation related activity compared to elevated activity in 2024, when storm from prior years continued to generate new claims and litigation related costs. Catastrophe related activity is inherently volatile and may not recur at similar levels in future periods.

Direct personnel expense increased by $3,700, or 27.6%, to $17,122 for 2025 compared to $13,422 in 2024, representing 7.9% and 10.0% of total revenue, respectively. The increase was primarily driven by higher compensation-related costs including salaries and wages, discretionary pay and employee benefits associated with growth in headcount supporting underwriting and claims operations. These increases were partially offset by lower stock-based compensation expense, as most awards had vested at the time of TTIC's disposal in 2024.

Other operating expenses decreased by $766, or 6.2%, to $11,532 for 2025, compared to $12,298 in 2024, representing 5.3% and 9.2% of total revenue, respectively. The decrease was driven by lower claims management activity along with lower bank fee charges following a system optimization initiative implemented in 2025. These decreases were partially offset by the increase in systems expenses related to investments to strengthen infrastructure to support our growth.

Depreciation and amortization increased to $2,412 for 2025, compared to $2,227 in 2024, representing 1.1% and 1.7% of total revenue, respectively. Depreciation and amortization remained relatively consistent year over year and did not materially affect our cost structure.

Operating Expenses

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Selling, general and administrative	$15,724	$8,343	$7,381	88.5%
Research and development	8,830	6,514	2,316	35.6%
Depreciation and amortization	479	335	144	43.0%
Total operating expenses	$25,033	$15,192	$9,841	64.8%

Operating expenses increased by $9,841, or 64.8%, to $25,033 for the year ended December 31, 2025, compared to $15,192 for the same period in 2024, representing 11.5% and 11.3% of total revenue, respectively. Operating expenses remained relatively flat as a percentage of revenue year-over-year, as expense growth was generally aligned with revenue growth.

Selling, general and administrative expenses increased by $7,381, or 88.5%, to $15,724 for 2025, compared to $8,343 in 2024, representing 7.2% and 6.2% of total revenue, respectively. Employee-related costs accounted for the majority of the increase, including discretionary compensation tied to improved performance and salary and wage expenses resulting from higher headcount to support business growth. The remaining increase reflects higher administrative costs associated with scaling operations, partially offset by lower overhead allocations to TTIC following its disposal. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs which were allocated using methodologies appropriate to each cost type and applied consistently for all periods presented. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025.

Research and development expenses increased by $2,316, or 35.6%, to $8,830 for 2025, compared to $6,514 in 2024, representing 4.1% and 4.9% of total revenue, respectively. The increase was primarily driven by a higher portion of internal software development costs due to various ongoing projects, as well as higher personnel-related costs, including salaries, wages, and discretionary pay as we continued to invest in technology development and platform enhancements to support business growth.

Depreciation and amortization increased to $479, for the year ended December compared to $335 in 2024, representing 0.2% and 0.3% of total revenue, respectively. Depreciation and amortization remained relatively consistent year-over-year.

Investment Income

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Investment income	$4,302	$548	$3,754	685.0%

Investment income increased by $3,754, or 685.0%, to $4,302 for the year ended December 31, 2025, compared to $548 in 2024, primarily due to higher average investable cash balances during 2025. The higher cash balances were driven by higher net cash provided by operating activities during the year and a significant increase in cash during the fourth quarter of 2025 resulting from net IPO proceeds, which were held in money market accounts that generated additional interest income. While market interest rates and yields were lower compared to the prior year, the significantly larger balances held in money market and deposit accounts more than offset the lower yield environment. Investment income may fluctuate in future periods based on cash levels, timing of proceeds deployment, and market conditions.

Interest Expense

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Interest expense	$—	$3,329	$(3,329)	(100)%

There was no interest expense recorded for the year ended December 31, 2025, compared to $3,329 in 2024, representing a decrease of 100%. The decrease reflects the impact of the July 1, 2024 common control transaction with HCI, under which all promissory notes previously issued to HCI were treated as repaid, except for a single note that remained outstanding after the transaction. That remaining note was fully repaid in November 2024, resulting in us having no interest-bearing obligations during 2025. As a result, we did not incur any interest expense for the periods presented.

Income Tax

	Years Ended December 31,		Change
(in thousands, except percentages)	2025	2024	($)	(%)
Income from continuing operations, before taxes	$110,292	$35,236	$75,056	213.0%
Income tax expense from continuing operations	27,543	9,168	18,375	200.4%
Effective tax rate	25.0%	26.0%

Income tax expense from continuing operations increased by $18,375, or 200.4%, to $27,543 for the year ended December 31, 2025, compared to $9,168 in 2024. Our effective tax rate was 25.0% for 2025, compared to 26.0% for 2024.

Our effective tax rate for both periods exceeded the U.S. federal statutory rate of 21.0%, The difference was primarily driven by state income taxes, net of federal tax benefits, of approximately 4.0%, and other immaterial nondeductible expenses. The year-over-year decrease in the effective tax rate was primarily driven by increased excess tax benefits related to restricted stock awards compared to 2024. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations. There were no material changes in our income tax estimation methodologies for the periods presented.

Non-GAAP Financial Measures

In addition to results determined in accordance with GAAP, we use certain non-GAAP financial measures to evaluate our operating performance and make strategic decisions. These non-GAAP financial measures include Adjusted EBITDA, Adjusted Revenue, Adjusted EBITA Margin, Free Cash Flow. Management believes these measures provide useful supplemental information for investors by facilitating comparisons of performance across reporting periods and with other companies in the industry, many of which use similar non-GAAP financial measures.

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

Adjusted EBITDA

We define Adjusted EBITDA as Income from continuing operations, after taxes adjusted to exclude income tax expense, interest expense, investment income, depreciation and amortization, and stock-based compensation expense. Management uses Adjusted EBITDA as a key measure of operating performance and to assess the results of the business excluding certain items that are not considered indicative of core operating results. Adjusted EBITDA should not be viewed in isolation or as a substitute for net income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The reconciliation of Income from continuing operations, after taxes to Adjusted EBITDA for the periods presented is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Income from continuing operations, after taxes	$82,749	$26,068
Income tax expense	27,543	9,168
Interest expense	—	3,329
Investment income	(4,302)	(548)
Depreciation and amortization	2,891	2,562
Stock-based compensation	2,636	3,379
Adjusted EBITDA	$111,517	$43,958

Adjusted Revenue

We define Adjusted Revenue as the portion of total revenue earned through services delivered directly via our proprietary platform technology. This metric excludes revenue associated with services primarily within claims management that are outsourced to a subsidiary of HCI. Although this revenue is recognized on a gross basis under GAAP because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from outsourced service providers closely match the revenue recognized. Management believes Adjusted Revenue provides investors with useful insight into the performance and scalability of our core platform services and reflects the revenue generated from internally delivered operations, excluding variability associated with outsourced service arrangements. This non-GAAP measure should not be considered in isolation or as a substitute for total revenue or any other performance measure calculated in accordance with GAAP.

The reconciliation of the Adjusted Revenue for the periods presented is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Revenue	$216,980	$133,948
Less: Outsourced claims fees	11,167	13,779
Adjusted Revenue	$205,813	$120,169

Adjusted EBITDA Margin

We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Adjusted Revenue. This non-GAAP measure provides management and investors with additional insight into the Company's operating efficiency and the scalability of our business model, as it reflects our progress toward long-term profitability.

The reconciliation of Adjusted EBITDA Margin for the periods presented is as follows:

	Years Ended December 31,
(in thousands, except percentages)	2025	2024
Numerator: Adjusted EBITDA	$111,517	$43,958
Denominator: Adjusted Revenue	205,813	120,169
Adjusted EBITDA Margin	54.2%	36.6%

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less capital expenditures during the period. We believe information regarding Free Cash Flow provides useful information to management and investors because it is an indicator of strength and performance of our business operations after funding capital expenditures. Capital expenditures consist of capitalized software development costs and costs relating to property and equipment, such as computer hardware, office furniture and equipment, and leasehold improvements. Free Cash Flow should not be considered an alternative to net cash provided by operating activities, which is the most directly comparable GAAP measure, or as a measure of liquidity prepared in accordance with GAAP and may not be comparable to similar measures used by other companies.

The reconciliation of Free Cash Flow for the periods presented is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Cash provided by operating activities	$100,298	$49,266
Less: Capital expenditures	2,844	3,334
Free Cash Flow	$97,454	$45,932

Liquidity and Capital Resources

General

Our principal sources of liquidity, consisting of cash and cash equivalents and cash generated from continuing operations, are presented as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$305,372	$54,502
Working capital	241,432	10,854

The increase in cash and working capital during 2025 primarily reflects net proceeds from our IPO, with additional contribution from cash generated from operations, driven by overall growth in our managed premium base.

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our liquidity, capital resources, or financial condition.

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

Sources of Liquidity

Our capital requirements depend on several factors, including the volume of insurance policy issuance managed on our platform, the level of claims related services we provide, operating expenses, investments in information technology systems, and the expansion of sales and marketing activities.

Our current liquidity sources consist of existing cash and cash equivalents generated from operations. In the future, we may raise additional funds through the issuance of debt or equity securities or the borrowing of money. There can be no assurance that such financing would be available on favorable terms, or at all.

Cash Flow Summary

A summary of cash flows from continuing operations is as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities from continuing operations	$100,298	$49,266
Investing activities from continuing operations	$(2,844)	$(3,334)
Financing activities from continuing operations	$153,646	$(6,398)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $100,298, an increase of $51,032 from $49,266 in 2024. The improvement was primarily driven by higher operating income from continuing operations of $82,749 and favorable changes in net working capital. Working capital benefited from higher up-front cash collections on services provided to an expanded customer base. These favorable impacts were partially offset by lower cash collections from related parties of $8,221, reflecting the timing of settlements and higher cash outflows related to contract fulfillment activities of $3,689, driven by increased volume of managed premiums.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $2,844, compared to $3,334 in 2024, a decrease of $490. Cash outflows in both periods primarily reflect capital investments in software development and infrastructure, consistent with our strategy to support and enhance core operations. A portion of these expenditures also related to property and equipment, representing maintenance-level investments consistent with prior periods.

Financing Activities

Net cash provided by financing for the year ended December 31, 2025 was $153,646 compared to net cash used in financing of $6,398 in 2024, an increase of $160,044. The change was primarily driven by the net proceeds from our IPO, which totaled $156,205 in 2025. In 2024, financing outflows included the redemption of preferred stock and related dividend payments, partially offset by proceeds from the issuance of notes payable to a related party. No comparable redemptions, dividends, or related party note issuances occurred in 2025.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates are inherently uncertain and require significant judgment, particularly in areas that involve complex or subjective assumptions and often involve matters that are inherently unpredictable.

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

We believe the following accounting policies involve significant judgment and estimates and are critical to an understanding our financial condition and results of operations:

•
Revenue recognition
•
Stock-based compensation
•
Income taxes

These estimates are discussed further in Note 1. Organization and Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC 606. We determine the appropriate amount of revenue to be recognized by applying the five-step model: (i) identifying the contract with customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, the performance obligations are satisfied. Our revenue is primarily usage-based and derived from fees calculated as a percentage of premiums written by our insurance customers. The nature of our usage based arrangements and related judgments did not change materially during the periods presented.

We allocate the transaction price to performance obligations based on their relative standalone selling prices. For most performance obligations, we estimate standalone selling prices using an expected cost-plus-margin approach, which requires significant judgment regarding forecasted fulfillment costs and appropriate market-based margins. Changes in these estimates, including changes in product or service mix, or revisions to our assessment of the market-based margins, could affect the standalone selling prices used to allocated consideration in new or renewal of current contracts and thus result in the impact of the amount and timing of revenue recognized for each performance obligation. Our approach to determining standalone selling prices, including the underlying assumptions regarding fulfillment costs forecasts and margin estimates, remained consistent and did not change materially over the periods presented.

Because our fees are generally usage-based and tied to the underlying insurance policies written by our customers, the transaction price often includes variable consideration. While our customer contracts typically span multiple years, the underlying insurance polices can be cancelled by policyholders without penalty. As a result, the uncertainty related to underlying policy volume, not termination of the MGA or customer agreement itself, drives our application of the ASC 606 constraint. We therefore constrain variable consideration to the amounts that are not probable of significant reversal. This assessment requires judgment and involves assumption about policyholder behavior, seasonality, expected policy retention, and inherent volatility of premiums written. We update these estimates quarterly based on the most recent available information. The assumptions used to evaluate and constrain variable consideration, including expected volume and retention behavior, were applied consistently and did not change materially during the periods presented.

Stock-Based Compensation

We account for stock-based compensation awards under our stockholder-approved incentive plans in accordance with the fair value recognition provisions of GAAP, recognizing expense based on grant-date fair value over the requisite service period. Our stock-based awards primarily consist of restricted stock awards and stock options with service based or market based vesting conditions. Restricted stock awards are granted with either time-based or market based vesting conditions tied to our stock price (e.g., share price thresholds sustained over a defined period). and are expensed over the requisite service period based on grant-date fair value. For awards with market conditions, the grant-date fair value incorporates the probability of achieving the market condition and is not subsequently adjusted.

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

JOBS Act

We are an EGC as defined under the JOBS Act. As an EGC, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not take advantage of the extended transition period that allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this Annual Report on Form 10-K, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

We will remain an EGC until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. Our primary interest-sensitive instruments consist of cash and cash equivalents, and we have no material variable-rate borrowings outstanding. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.

Inflationary Risk

Inflationary pressures, such as increases in costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results or operations or cash flows to date, a sustained high rate of inflation in the future could adversely affect our ability to maintain or increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products do not increase as much, or more than our costs.

Foreign Currency Risk

We conduct certain operations through a subsidiary in India that provides software development and support services. Because the subsidiary's financial currency is in the U.S. dollar, we are not exposed to material foreign-currency translation risk. We may experience minor transaction gains or losses on Indian-rupee-denominated expenses or payables, but such amounts have not been material. We do not currently use hedging instruments and believe our exposure to foreign-currency fluctuations is not material.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Exzeo Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exzeo Group, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2020.

Charlotte, North Carolina

February 26, 2026

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$305,372	$54,502
Accounts receivable	2,906	—
Receivable from related parties	11,295	2,581
Prepaid expense	1,483	609
Current contract cost assets	4,722	6,397
Income taxes receivable	—	3,099
Other current assets	43	42
Total current assets	325,821	67,230
Non-current assets:
Property and equipment, net	10,662	10,752
Operating lease right-of-use assets	6,884	8,052
Non-current contract cost assets	1,118	3,132
Deferred income taxes, net	2,975	—
Other assets	274	275
Total non-current assets	21,913	22,211
Total assets	$347,734	$89,441
Liabilities and Stockholders' Equity:
Current liabilities:
Current contract liabilities	$70,893	$47,210
Commissions payable	4,605	4,320
Accounts payable and accrued liabilities	2,950	2,134
Operating lease liabilities	2,413	2,132
Income taxes payable	2,455	—
Payable to related parties	1,073	580
Total current liabilities	84,389	56,376
Non-current liabilities:
Non-current contract liabilities	3,567	8,366
Operating lease liabilities	4,832	6,219
Deferred income taxes, net	—	2,121
Other liabilities	790	852
Total non-current liabilities	9,189	17,558
Total liabilities	93,578	73,934
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock ($0.001 par value, 184,000,000 shares authorized, 90,926,720 and 82,810,089 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	91	83
Additional paid-in capital	228,647	72,755
Retained earnings (accumulated deficit)	25,418	(57,331)
Total stockholders' equity	254,156	15,507
Total liabilities and stockholders' equity	$347,734	$89,441

See accompanying Notes to Consolidated Financial Statements.

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue (1)	$216,980	$133,948	$88,333
Cost of revenue (2)	85,957	80,739	71,061
Gross profit	131,023	53,209	17,272
Operating expenses:
Selling, general and administrative	15,724	8,343	7,898
Research and development	8,830	6,514	6,528
Depreciation and amortization	479	335	292
Total operating expenses	25,033	15,192	14,718
Operating income	105,990	38,017	2,554
Investment income	4,302	548	52
Interest expense	—	(3,329)	(1,723)
Income from continuing operations, before taxes	$110,292	$35,236	$883
Income tax expense (benefit) from continuing operations	27,543	9,168	(12,018)
Income from continuing operations, after taxes	$82,749	$26,068	$12,901
Income from discontinued operations, before taxes	$—	$25,854	$11,530
Income tax expense from discontinued operations	—	6,601	2,969
Income from discontinued operations, after taxes	$—	$19,253	$8,561
Net income	$82,749	$45,321	$21,462
Dividends on preferred stock	—	(10,149)	(9,370)
Net income attributable to common stockholders	$82,749	$35,172	$12,092
Basic and diluted earnings per share from continuing operations	$0.99	$0.20	$0.04
Basic and diluted earnings per share from discontinued operations	$—	$0.24	$0.11
Basic and diluted earnings per share	$0.99	$0.44	$0.15

(1)
Amounts include revenues earned from related parties of $214,611, $133,448 and $88,333 for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 3. Revenue and Note 6. Related Party Transactions for additional information.
(2)
Amounts include costs incurred pursuant to related party transactions of $16,288, $21,148 and $14,568 for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 6. Related Party Transactions for additional information.

See accompanying Notes to Consolidated Financial Statements.

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$82,749	$45,321	$21,462
Other comprehensive income:
Change in unrealized gains on investments:
Net unrealized gains arising during the period	—	307	2,547
Reclassification adjustment for net realized losses	—	—	10
Net change in unrealized gains	—	307	2,557
Deferred income taxes	—	(77)	603
Other comprehensive income	—	230	3,160
Comprehensive income	$82,749	$45,551	$24,622

See accompanying Notes to Consolidated Financial Statements.

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive (Loss) Income,	Total Stockholders'
(in thousands except share amounts)	Shares	Amount	Capital	Deficit)	Net of Tax	Equity
Balance as of December 31, 2022	81,111,913	$81	$66,356	$(104,595)	$(4,963)	$(43,121)
Net income	—	—	—	21,462	—	21,462
Other comprehensive income, net of tax	—	—	—	—	3,160	3,160
Preferred stock dividends	—	—	—	(9,370)	—	(9,370)
Forfeiture of restricted stock	(592,545)	(1)	—	—	—	(1)
Repurchase and retirement of common stock	(148,863)	—	(352)	—	—	(352)
Stock-based compensation	—	—	2,927	—	—	2,927
Balance as of December 31, 2023	80,370,505	$80	$68,931	$(92,503)	$(1,803)	$(25,295)
Net income	—	—	—	45,321	—	45,321
Other comprehensive income, net of tax	—	—	—	—	230	230
Preferred stock dividends	—	—	—	(10,149)	—	(10,149)
Sale of discontinued operations, net of tax	—	—	(2,457)	—	1,573	(884)
Non-cash capital contributions from parent	—	—	3,499	—	—	3,499
Issuance of restricted stock	2,793,900	3	(3)	—	—	—
Forfeiture of restricted stock	(24,983)	—	—	—	—	—
Repurchase and retirement of common stock	(329,333)	—	(481)	—	—	(481)
Stock-based compensation	—	—	3,266	—	—	3,266
Balance as of December 31, 2024	82,810,089	$83	$72,755	$(57,331)	$—	$15,507
Net income	—	—	—	82,749	—	82,749
Issuance of common stock, initial public offering, net of issuance costs	8,000,000	8	154,746	—	—	154,754
Non-cash capital contributions from parent	—	—	34	—	—	34
Issuance of restricted stock	321,020	—	—	—	—	—
Forfeiture of restricted stock	(128,326)	—	—	—	—	—
Repurchase and retirement of common stock	(76,063)	—	(1,490)	—	—	(1,490)
Stock-based compensation	—	—	2,602	—	—	2,602
Balance as of December 31, 2025	90,926,720	$91	$228,647	$25,418	$—	$254,156

See accompanying Notes to Consolidated Financial Statements.

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net income	$82,749	$45,321	$21,462
Less: Net income from discontinued operations	—	(19,253)	(8,561)
Net income from continuing operations	82,749	26,068	12,901
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation	2,636	3,379	2,927
Depreciation and amortization	2,934	2,361	2,202
Deferred income taxes	(5,096)	1,525	(5,732)
Foreign currency remeasurement losses	173	132	50
Changes in operating assets and liabilities:
Accounts receivable	(2,906)	—	—
Receivable from related parties	(8,221)	(1,836)	(3,048)
Prepaid expenses	(874)	(157)	68
Contract cost assets	3,689	(3,083)	(1,636)
Income taxes payable (receivable)	5,554	4,224	(2,493)
Contract liabilities	18,884	15,496	4,653
Commissions payable	285	407	(807)
Accounts payable and accrued liabilities	434	442	607
Other liabilities	(33)	339	157
Other assets	(1)	(125)	7
Operating lease	91	94	297
Cash provided by operating activities	100,298	49,266	10,153
Investing activities:
Capital expenditures	(2,844)	(3,334)	(3,247)
Cash used in investing activities	(2,844)	(3,334)	(3,247)
Financing activities:
Redemption of redeemable preferred stock	—	(100,000)	—
Proceeds from issuance of notes payable, related party	—	100,000	—
Proceeds from initial public offering, net	156,205	—	—
Payments of issuance costs	(1,069)	—	—
Repurchase of common stock	(1,490)	(481)	(352)
Repayment of long-term debt	—	(2,994)	(9)
Dividends paid on redeemable preferred stock	—	(2,923)	(6,763)
Cash provided by (used in) financing activities	153,646	(6,398)	(7,124)
Effect of exchange rate changes on cash	(230)	(87)	(42)
Cash provided by (used in) continuing operations	250,870	39,447	(260)

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from discontinued operations:
Cash provided by operating activities from discontinued operations	—	142,645	49,216
Cash used in investing activities from discontinued operations	—	(189,186)	(13,350)
Cash provided by (used in) discontinued operations	—	(46,541)	35,866
Increase (decrease) in cash, cash equivalents, and restricted cash	250,870	(7,094)	35,606
Cash, cash equivalents, and restricted cash at beginning of period - continuing operations	54,502	15,055	15,315
Cash, cash equivalents, and restricted cash at beginning of period - discontinued operations	—	46,541	10,675
Cash, cash equivalents, and restricted cash at beginning of period	54,502	61,596	25,990
Cash, cash equivalents, and restricted cash at end of period - continuing operations	305,372	54,502	15,055
Cash, cash equivalents, and restricted cash at end of period - discontinued operations	—	—	46,541
Cash, cash equivalents, and restricted cash at end of period	$305,372	$54,502	$61,596
Non-cash investing and financing activities:
Extinguishment of notes payable	$—	$155,000	$—
Capital contribution from parent	$34	$2,615	$—
Receivable from maturities of fixed-maturity securities	$—	$—	$50,000
Unrealized gain on investment in available-for-sale securities, net of tax	$—	$—	$3,160
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34,223	$14,261	$866
Cash paid for interest	$—	$3,472	$1,678

See accompanying Notes to Consolidated Financial Statements.

EXZEO GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts, unless otherwise stated)

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business

Exzeo Group, Inc. provides technology-enabled services to insurance companies, including underwriting, policy administration, claims management, and related software solutions. The Company primarily operates through MGA arrangements and technology service agreements. The Company is headquartered in the United States and all revenue generating activities are conducted domestically. The Company also maintains a wholly owned subsidiary in India that provides operational and administrative support services.

On July 1, 2024, the Company completed the sale of TTIC to its parent company, HCI, in a transaction accounted for as a transfer between entities under common control. TTIC’s operations have been classified as discontinued operations for all periods presented and no assets or liabilities of TTIC remained on the Consolidated Balance Sheets following completion of the transaction. Following the sale, the Company continued to provide certain services to TTIC under existing contractual arrangements. Refer to Note 2. Discontinued Operations for additional information.

On November 6, 2025, the Company completed its IPO, pursuant to which shares of its common stock were issued and sold to the public. The Company's common stock is listed for trading on the New York Stock Exchange and net proceeds were used for working capital and other general corporate purposes.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with GAAP.

Discontinued Operations

Beginning with the Company's financial statements for the quarter ended September 30, 2024, the Company retrospectively revised its presentation from an unclassified balance sheet to a classified balance sheet and from a single-step income statement to a two-step income statement to enhance comparability following the disposal of TTIC. These presentation changes were applied retrospectively to all periods presented and did not affect previously recorded net income (loss) or stockholders’ equity (deficit).

The sale of TTIC represented a strategic shift that had a major effect on the Company's operating and financial results and is therefore presented as discontinued operations in the Consolidated Statements of Income and Cash Flows for all periods presented. Prior to the sale, TTIC’s assets and liabilities were classified as discontinued operations on the Consolidated Balance Sheets, and following the completion of the sale, no TTIC-related assets or liabilities remained.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Significant estimates include revenue, income taxes, stock-based compensation, the fair value measurement related to the TTIC sale, and modifications of HCI warrants.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Restricted cash consists of funds used to satisfy regulatory requirements related to discontinued operations and is not available for general corporate use.

Accounts Receivable and Credit Losses

Accounts receivable are recorded when the Company’s right to consideration becomes unconditional. The allowance for credit losses represents management’s estimate of expected losses on financial assets measured at amortized cost and is recorded as a reduction of receivables to the net amount expected to be collected. Changes in the allowance are recognized as credit loss expense within Selling, general and administrative expense in the Consolidated Statements of Income. When amounts are deemed uncollectible, they are written off against the allowance.

The Company applies the current expected credit loss model and considers historical loss experience, current conditions, and reasonable and supportable forecasts. Receivables are evaluated on a collective or individual basis, including consideration of related party relationships, as appropriate.

As of December 31, 2025 and 2024, the Company had no allowance for credit losses.

Contract Cost Assets

Contract cost assets represent costs incurred to fulfill a contract with a customer after contract inception but before services are transferred to the customer. These costs are capitalized when they are directly related to a specific contract, generate or enhance resources used to satisfy performance obligations, and are expected to be recoverable. Capitalized contract cost assets are amortized on a systematic basis consistent with the transfer of the related services to the customer.

Contract cost assets are reviewed periodically and whenever events or changes indicate potential impairment. If the carrying amount exceeds the remaining consideration expected to be received, net of directly related costs, an impairment loss is recognized in the Consolidated Statements of Income.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. The Company capitalizes expenditures that exceed established capitalization thresholds and are expected to provide economic benefit for more than one year. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Routine maintenance and repair costs are expensed as incurred, while expenditures that extend the useful lives or enhance the functionality of the assets are capitalized. Purchases of property and equipment are included in Capital expenditures in the Consolidated Statements of Cash Flows.

Costs incurred during the application development stage of internal-use-software are capitalized and amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Depreciation of software used in providing services to customers is included in cost of revenue, while depreciation of internally used assets is included in Research and development and Depreciation and amortization expense. Capitalized software development costs are included in Capital expenditures in the Consolidated Statements of Cash Flows.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Estimated Useful Lives of Property and Equipment:

Asset Category	Estimated Useful Life
Computer hardware and purchased software	3 years
Internally developed software	7 years
Office furniture and equipment	3 - 7 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed at the asset group level by comparing the carrying amount to the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, the asset group is written down to its fair value, and an impairment loss is recognized in the Consolidated Statements of Income. No impairment charges were recorded for any period presented.

Leases

The Company leases office equipment and office space from affiliates and non-affiliates under terms ranging from three years up to ten years. In assessing whether a contract is or contains a lease, the Company first determines whether there is an identified asset in the contract. The Company then determines whether the contract conveys the right to obtain substantially all of the economic benefits from use of the identified asset or the right to direct the use of the identified asset. The Company elects not to record any lease with a term of 12 months or less on the Consolidated

Balance Sheets. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term.

If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the ROU asset and the lease liability are measured from the lease component of the contract and recognized on the Consolidated Balance Sheets. In measuring the lease liability, the Company uses its incremental borrowing rate for a loan secured by a similar asset that has a term similar to the lease term to discount the lease payments. The contract is further evaluated to determine the classification of the lease as to whether it is finance or operating. If the lease is a finance lease, the ROU asset is depreciated to depreciation expense over the shorter of the useful life of the asset or the lease term. Interest expense is recorded in connection with the lease liability using the effective interest method. If the lease is an operating lease, the ROU asset is amortized to lease expense on a straight-line basis over the lease term. Refer to Note 8. Leases for additional information.

Contract Liabilities

Contract liabilities are recorded on the Consolidated Balance Sheets when consideration is received, or when the Company has an unconditional right to consideration, prior to transferring the services to the customer. These amounts represent the Company’s obligation to provide services in the future. Revenue is recognized and contract liabilities are reduced as the related performance obligations are satisfied. Contract liabilities expected to be recognized within 12 months are classified as current, and amounts expected to be recognized thereafter are classified as non-current.

Commissions Payable

Commissions payable represents the Company’s obligation to remit commissions earned on direct written premiums for policies written by carriers for which the Company collects fees inclusive of agent commissions and subsequently remits commissions to agents. Commission rates are contractually defined percentages of premiums and vary based on factors such as geographic region, risk classification, and whether the policy is new or a renewal. Commissions payable liability is estimated by applying contractual commission rates to directly written premiums and is updated at each reporting date based on actual premium activity.

Commissions payable is recorded as a current liability in the Consolidated Balance Sheets and is recognized as Cost of revenue in the Consolidated Statements of Income. These liabilities are generally settled within one year.

Redeemable Series A Preferred Stock

The Company classified its Redeemable Series A Preferred Stock as temporary equity (mezzanine) on the Consolidated Balance Sheets as the instrument contained redemption features that were not solely within the Company’s control.

At issuance, the Series A Preferred Stock was recorded at fair value, net of issuance costs, applying a residual fair value method. Subsequent to issuance, the carrying amount was adjusted each reporting period for (i) accrued dividends, (ii) dividend payments, and (iii) accretion required to reflect the increasing contractual dividend rate over the life of the instrument. Accretion was recognized using the effective interest rate method and recorded as a reduction to retained earnings or accumulated deficit.

Dividends were contractually payable in cash or in kind and were accrued monthly based on the assumption of cash settlement. In periods when redemption became probable or determinable, the carrying amount was adjusted to the greater of (i) the contractual redemption amount or (ii) fair value at the reporting date. Such adjustments were treated as deemed dividends when calculating net income attributable to common stockholders. Refer to Note 10. Redeemable Series A Preferred Stock for additional information.

Fair Value Measurements

The Company applies fair value measurements in accordance with a hierarchical framework that prioritizes the inputs used in valuation techniques. The three levels of the fair value hierarchy are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, including similar quoted prices for similar assets or liabilities.

Level 3: Unobservable inputs reflecting the Company’s assumptions that market participants would use in pricing the asset or liability.

The Company's financial assets measured at fair value on a recurring basis consist solely of cash and cash equivalents, primarily money market funds, which are classified as Level 1 due to the use of quoted prices in active markets. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and high liquidity.

As of December 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

The Company had no outstanding debt or notes payable as of December 31, 2025 or 2024. Accordingly, no fair value disclosures related to such instruments are required for the periods presented.

Foreign Currency

The functional currency of the Company’s Indian subsidiary is the U.S. dollar. Monetary assets and liabilities are remeasured using period-end exchange rates, while non-monetary items are remeasured using historical exchange rates. Expenses are remeasured at exchange rates prevailing at the time incurred. Resulting foreign currency gains and losses are included in Selling, general and administrative expense in the Consolidated Statements of Income.

Revenue

Revenue is recognized when control of promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company applies the five-step model to identify performance obligations, determine the transaction price, allocate the transaction price to performance obligations, and recognize revenue when, or as, performance obligations are satisfied.

The Company's contracts may include variable consideration, such as fees based on written premiums, policy counts or claims activity. Variable consideration is estimated using the expected value method and included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Revenue is recognized either at a point in time or over time, depending on the nature of services provided and the transfer of control to the customer. Refer to Note 3. Revenue for additional information.

Cost of Revenue

Cost of revenue consists of expenses directly attributable to the delivery of revenue generating services including personnel related costs for employees engaged in underwriting, management, administrative, and claim services; commissions remitted to agents; amortization of software intangible assets used in service delivery; and allocated overhead from supporting departments.

Information technology services supporting policy underwriting, administrative functions, and claims handling are also included in Cost of revenue in the Consolidated Statements of Income.

Claim handling costs include expenses incurred throughout the claims process, including adjustment, investigation, defense, recording, and settlement activities, as well as allocated expenses from departments supporting these functions.

Research and Development

Research and development costs consist primarily of personnel expenses, including salaries and benefits, bonuses, stock-based compensation and related overhead costs for employees engaged in the design and development of the Company’s offerings and other internally used systems and applications. Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the grant-date fair value of the awards, recognizing expense over the requisite service period generally three to six years. For awards with service-based vesting conditions, compensation expense is recognized on a straight-line basis over the required service period. Restricted stock awards with market-based vesting conditions are recognized over the derived service period and expense recognition may be accelerated if the market condition is satisfied earlier than anticipated. The Company recognizes forfeitures as they occur and does not estimate forfeiture rates at grant date. Previously recognized compensation cost is reversed in the period an award is forfeited.

The Company issues stock options primarily to executives and key employees. Prior to the Company's IPO, stock options were measured at fair value on the grant date using a Monte Carlo simulation model, as the fair value of the Company’s common stock was determined with the assistance of a third-party valuation specialist and the use of observable market inputs was limited. Following the IPO, the grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Stock option expense is recognized over the requisite service period, generally four years, using the straight-line method for awards expected to vest.

The Company’s outstanding stock-based awards consist of stock options and restricted stock awards with service-based or market-based vesting conditions. Stock-based compensation expense is recorded within Cost of revenue, Research and development, and Selling, general and administrative expenses, based on the functional classification of the related employee or service provider. Forfeitures are recorded when they occur. Tax benefits or tax shortfalls related to stock-based awards are recognized in the Consolidated Statements of Income in the period the awards vest or are exercised.

For awards granted to employees of foreign subsidiaries, the Company has recharge arrangements under which the foreign subsidiary reimburses the Company for the related stock-based compensation costs.

Effective December 24, 2024, certain employees of HCI and its subsidiaries transferred to the Company. Stock-based compensation expense related to both vested and unvested restricted stock awards originally granted by HCI is recognized by the Company. Refer to Note 12. Stock-Based Compensation for additional information.

Offering Costs

In connection with the Company’s IPO completed on November 6, 2025, the Company incurred underwriting discounts and commissions, legal, accounting and advisory fees, along with other third-party costs directly attributable to the issuance of common stock. Incremental costs directly attributable to the equity issuance were recorded as a reduction of the related gross proceeds within additional paid-in capital. Such costs included underwriting discounts and commissions, as well as other qualifying offering costs such as legal, accounting, regulatory, filing and listing fees directly associated with the IPO.

Offering costs that were not directly attributable to the equity issuance, or that would have been incurred regardless of whether the IPO was completed, were expensed as incurred within Selling, general and administrative expenses in the Consolidated Statements of Income. These included recurring audit and review fees, internal compensation, and public company readiness activities.

Underwriting discounts and commissions totaled approximately $11,760 and were recorded as a reduction of IPO gross proceeds. Other qualifying costs totaled approximately $1,486 and were recorded as a reduction of the IPO gross proceeds within additional paid-in capital. As of December 31, 2025, qualifying offering costs included $382 of unpaid amounts, which are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Cash payments for qualifying offering costs that reduced equity are reflected within financing activities in the Consolidated Statements of Cash Flows.

Basic and Diluted Earnings Per Common Share

The two-class method is applied when computing basic earnings per share for periods in which participating securities, including unvested restricted stock awards with nonforfeitable dividend rights, are outstanding.

Income available to common stockholders is adjusted for dividends and deemed dividends on redeemable preferred stock, as well as for income attributable to participating securities.

Diluted earnings per share includes the effect of potentially dilutive common shares outstanding during the period, unless the effect would be antidilutive. Refer to Note 11. Earnings Per Share for additional information.

Income Taxes

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to be reversed.

The Company is included in the consolidated federal and state income tax returns of its parent company, HCI, and records tax expense or benefit as if it filed separate income tax returns under a written tax allocation agreement. Deferred tax assets are evaluated for realizability each reporting period and a valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes related to discontinued operations are reported separately from continuing operations, when applicable. The Company recognizes interest and penalties related to uncertain tax positions, if any, as income tax expense. As of the Consolidated Balance Sheets date, the Company had no unrecognized tax benefits. Refer to Note 9. Income Taxes for additional information.

Related Party Transactions

The Company enters into transactions with related parties in the ordinary course of business, including entities under common ownership or control. Related party transactions may include revenue arrangements, expense reimbursements, cost allocation agreements, lease arrangements, financing transactions, and non-cash capital contributions. These transactions are recorded based on their contractual terms, or established allocation methodologies and are evaluated for appropriate financial statement presentation and disclosure. Refer to Note 6. Related Party Transactions for additional information.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Year

In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency of income tax disclosures. This update requires expanded disclosure of the income tax rate reconciliation and additional information about income taxes paid. This standard is effective for fiscal years starting after December 15, 2024, with early adoption permitted. The Company adopted the amendments on a prospective basis effective January 1, 2025, resulting in enhanced income tax disclosures beginning with the Consolidated Financial Statements for the year ended December 31, 2025.

Accounting Standards Issued but Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances guidance on the capitalization of software development costs by eliminating project phase-based criteria and clarifying the conditions signifying significant development uncertainty used by entities to evaluate when the probable-to-complete recognition threshold is met. This standard is effective for all entities for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05 - Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. This standard is effective for all entities for fiscal years and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is evaluating the potential impact of these updates and does not expect adoption to have a material impact on its Consolidated Financial Statements.

In March 2025, the FASB issued ASU No. 2025-01 Codification Amendments in Response to the SEC's Adoption of Rules Related to the Disaggregation of Income Statement Expenses, which clarifies transition provisions but does not change the underlying disclosure requirements. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), which enhances disclosure requirements for public entities by requiring the disaggregation of certain expense captions presented within the income statement, including employee compensation and intangible asset amortization. This ASU also requires entities to reconcile each affected income statement caption to the aggregate amount of the separately disclosed expense categories with any remaining difference described qualitatively as "other items."

Note 2. Discontinued Operations

Sale of TTIC

On July 1, 2024, the Company entered into a Purchase Agreement with HCI. Pursuant to the Purchase Agreement, the Company transferred to HCI all 2,500,000 issued and outstanding shares of TTIC's $1.00 par value common stock. In exchange, HCI agreed to treat two promissory notes previously issued by the Company, with an aggregate principal balance of $117,994, as fully repaid. HCI also agreed to treat $37,006 of the Company's $40,000 2.0% promissory note due June 1, 2025 as repaid. The remaining principal balance on that note was reduced from $40,000 to $2,994 and subsequently fully repaid in November 2024. The aggregate principal amount of indebtedness extinguished pursuant to the Purchase Agreement was $155,000.

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
Assets:
Cash and cash equivalents	$58,774
Premiums receivable, net	18,835
Reinsurance recoverable, net	112,242
Deferred policy acquisition costs	23,133
Prepaid reinsurance premiums	17,899
Investments	333,364
Other assets	37,736
Total assets	$601,983
Liabilities:
Losses and loss adjustment expenses	$231,057
Unearned premiums	212,377
Other liabilities	2,665
Total liabilities	$446,099

Stock-Based Compensation

The sale of TTIC to HCI triggered a "change of control" clause within Exzeo's 2021 Omnibus Plan. As a result, all outstanding nonvested stock-based compensation issued pursuant to the 2021 Omnibus Plan immediately vested, except for awards held by the Company's CEO, who had previously executed an agreement modifying the terms of those awards such that they would not immediately vest upon a change-of-control transaction between affiliates.

The total expense recognized from the accelerated vesting of these awards was $1,087, representing the immediate recognition of previously unrecognized compensation cost related to service-condition shares, market-condition shares, and stock options that vested upon the change of control. The $1,087 in stock-based compensation expense was recorded within Cost of revenue, Selling, general and administrative and Research and development expenses in the Consolidated Statements of Income for the year ended December 31, 2024. The CEO's modified awards continue to vest according to their original terms through the date of the Company's initial public offering, at which time the remaining unvested awards became fully vested. Refer to Note 12. Stock-Based Compensation for additional information.

Strategic Shift and Discontinued Operations Classification

The sale of TTIC constituted a disposal of a significant component of the Company that resulted in a strategic shift in the Company's business and had a major effect on the Company's operations and financial results. The results of TTIC are reflected in the Company's Consolidated Financial Statements as Discontinued operations and, therefore, are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheets and Income from discontinued operations on the Consolidated Statements of Income.

The purpose of this transaction was to restructure Exzeo, allowing it to focus on expanding its technology and insurance solutions services while also reducing Exzeo's debt and improving its capital structure.

Continuing Involvement with TTIC

Managing General Agent Agreements

On January 4, 2016, EIS, our wholly owned subsidiary, entered into an MGA agreement to provide underwriting services, insurance policy administrative services and claims administration services to TTIC. The MGA agreement had an initial term of three years, through January 4, 2019, with automatic renewals for one-year periods thereafter. The MGA agreement was renewed on January 4, 2025, and the Company expects the MGA agreement to automatically renew for the foreseeable future.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenues from the MGA agreement of $137,207, $121,633 and $82,924, respectively. Subsequent to the sale, cash inflows under the MGA agreement were $78,852 for the six months ended December 31, 2024 and $125,216 for the year ended December 31, 2025.

The amounts recognized under the MGA agreement prior to the sale of TTIC on July 1, 2024 were intercompany transactions. These intercompany transactions are presented gross as revenues from continuing operations and as expenses incurred by discontinued operations for all periods presented to reflect their planned continuance subsequent to the sale. All such amounts were eliminated in consolidation and had no impact on consolidated net income or stockholders' equity. Refer to Note 3. Revenue and Note 6. Related Party Transactions for additional information.

Cost Allocation Agreement

Prior to July 1, 2025, the Company provided corporate services such as human resources, accounting, and legal support to TTIC under a corporate cost allocation agreement, by and among Exzeo and its affiliate which was initially effective June 1, 2021, and amended on July 1, 2025 to remove TTIC. Following the amendment, the Company no longer provides corporate services to TTIC. The Company was reimbursed for any services provided under the agreement on a cost-reimbursement basis.

Expenses allocated under this agreement for the years ended December 31, 2025, 2024 and 2023 were $1,746, $2,500 and $3,472, respectively. Subsequent to the sale, cash inflows from the cost allocation agreement were $716 for the six months ended December 31, 2024 and $1,979 for the year ended December 31, 2025.

Financial Information of Discontinued Operations

The major classes of line items constituting income from discontinued operations are as follows:

	December 31,
	2024	2023
Gross premium earned	$210,803	$348,310
Premiums ceded	(58,943)	(122,501)
Investment and other income	9,542	13,812
Loss and loss adjustments expense	(87,219)	(153,876)
Policy acquisition costs	(45,356)	(71,316)
Other operating expenses	(2,973)	(2,899)
Income from discontinued operations, before tax	$25,854	$11,530
Income tax expense from discontinued operations	6,601	2,969
Income from discontinued operations, after tax	$19,253	$8,561

Note 3. Revenue

The Company generates revenue from three primary sources: underwriting and management services, claim services, and other technology services. Revenue disaggregated by service type is as follows:

	December 31,
	2025	2024	2023 (1)
Underwriting and management services	$176,368	$95,373	$61,410
Claim services	31,154	30,777	19,911
Other technology services	9,458	7,798	7,012
Total revenue	$216,980	$133,948	$88,333

(1)
The Company waived $15,000 of management fees during 2023 related to its MGA agreement with TTIC, which was a wholly owned subsidiary until July 1, 2024. The waived fees were excluded from Revenue in the Consolidated Statements of Income.

Revenue disaggregated by the timing of recognition is as follows:

	December 31,
	2025	2024	2023
Point in time	$94,645	$63,373	$35,933
Over time	122,335	70,575	52,400
Total revenue	$216,980	$133,948	$88,333

The Company primarily derives revenue through insurance solutions services provided to various customers. The Company provides services to certain of its affiliates under separate MGA, policy administration agreements, and technology agreements. Refer to Note 6. Related Party Transactions for additional information.

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

The Company has identified three performance obligations within its underwriting and management services: 1) policy issuance and renewal, 2) management services, and 3) sub-broker services.

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

The transaction price allocated to the management services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, and varies based on the specific terms of each agreement. The estimated standalone selling price was determined using the expected cost plus a margin approach. Revenue for management services is deferred and recognized ratably over time as the services are provided.

Revenue from sub-broker services is recognized at a point in time when the Company fulfills its performance obligation by completing the services for the customer and is included within underwriting and management services. Due to the nature of the services, there are no significant financing components or variable consideration. The Company recognized revenue from sub-broker services of $1,750 and $500, reflecting the fixed fee for services rendered during the year for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company had a receivable balance of $875 related to this service recorded within Accounts receivable in the Consolidated Balance Sheets. No such receivable was outstanding as of December 31, 2024.

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

The transaction price allocated to the claim services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct and assumed written premiums and varies based on the specific terms of each agreement. The estimated standalone selling price is determined using the estimated cost plus a margin approach. Revenue related to claim services is recognized ratably over the policy term, typically over a twelve month period. This method reflects the continuous transfer of services to the customer and aligns revenue recognition with the ongoing delivery of claims handling services.

The transaction price allocated to the catastrophe services performance obligation is determined based on the estimated standalone selling price, which includes per-claim fees and a percentage of indemnification costs and varies by agreement. The transaction price involves variable consideration because the Company must estimate both the ultimate number of claims and the total indemnification expected to be paid. Accordingly, the Company applies an estimate of constraint against the transaction price related to possible overestimation of the transaction price using the expected value method. Revenue for this performance obligation is recognized over time using an output method that measures progress by comparing total claims paid to date against the total expected claims to be paid.

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

The transaction price of the policy administration software services performance obligation is based on the volume of policies or claims processed by the customer using the Company's software at the end of each quarter or a fixed fee. The overall nature of the obligation is to provide the customer access to the software through ongoing administration and software services. Each of these arrangements represents a stand-ready obligation to perform these activities on an as-needed basis. As the Company has a right to invoice the customer at an amount that corresponds directly with the value delivered, the Company applies the as-invoiced practical expedient to recognize revenue.

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

Remaining Performance Obligations

As of December 31, 2025 and 2024, the aggregate transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $74,460 and $55,576, respectively, of which $70,893 and $47,210, respectively, are expected to be recognized within the following 12 months, and $3,567 and $8,366, respectively, are expected to be recognized beyond the next 12 months.

Contract Balances

The Company receives payments from customers based on billing terms established in contractual agreements. Accounts receivable are recognized when the right to consideration becomes unconditional and only the passage of time is required before payment of consideration is due. The timing of revenue recognition may differ from the timing of invoicing. Receivables related to these services are classified within Receivable from related parties and Accounts receivable on the Consolidated Balance Sheets. These receivables are typically collected within 15 to 30 days after month-end or invoice date, and substantially all cash collections are completed within one year, consistent with the annual term of insurance policies. As of December 31, 2025 and 2024, the Company reported $13,326 and $2,025, respectively, in Accounts receivable and Receivable from related parties related to these contracts in the Consolidated Balance Sheets.

The portion of revenue not yet earned is recorded as a Contract liability in the Consolidated Balance Sheets. Contract liabilities are recorded when the Company has received consideration or has an unconditional right to payment but has not yet transferred the related services. This represents the portion of revenue that will be recognized over the term of the respective agreements. The over time performance obligations fall in this category given the Company recognizes revenue over the non-cancellable term of the underlying contracts.

Changes in contract liabilities during the periods presented are as follows:

	As of December 31,
	2025	2024
Beginning balance	$55,576	$40,080
Additions (billings, considerations received)	139,361	78,477
Revenue recognized related to beginning balance	(43,308)	(29,796)
Revenue recognized related to current period additions	(77,169)	(33,185)
Ending balance	$74,460	$55,576

The changes in the contract liability balance during the years ended December 31, 2025 and 2024 were a result of normal business activity and were not materially impacted by any unusual or nonrecurring items. Contract liabilities are reflected in Current liabilities for those to be recognized in less than 12 months and in Non-current liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Contract cost assets primarily consist of incremental costs to fulfill customer contracts that are expected to be recovered. Changes in the contract cost asset balance occur in the ordinary course of business. Contract cost assets are reflected in Current assets when expected to be recognized in less than 12 months and in Non-current assets when expected to be recognized in more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Changes in contract cost assets during the periods presented are as follows:

	As of December 31,
	2025	2024
Beginning balance	$9,529	$6,446
Additions	3,910	11,199
Cost recognized	(7,599)	(8,116)
Ending balance	$5,840	$9,529

Note 4. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which reflects changes in unrealized gains and losses on available-for-sale fixed-maturity securities carried at fair value, net of income taxes. Reclassification adjustments for realized gains and losses recognized on sales of available-for-sale fixed-maturity securities are reflected in Income from discontinued operations, before tax, in the Consolidated Statements of Income for periods presented.

There was no other comprehensive income activity during the year ended December 31, 2025, reflecting the completion of the TTIC disposition in 2024. Refer to Note 2. Discontinued Operations for additional information. The components of other comprehensive income related to discontinued operations were as follows:

	December 31,
	2024	2023
Unrealized gain (losses) on fixed maturity securities
Balance at the beginning of the period	$(1,803)	$(4,963)
Unrealized gains on investments	307	2,547
Deferred income taxes	(77)	601
Gains reclassified into net income
Reclassification adjustment for net realized losses	—	10
Tax effect on reclassification	—	2
Other comprehensive income	$230	$3,160
Balance at the end of the period, prior to disposition of TTIC	$(1,573)	$(1,803)
Completion of TTIC disposition (1)	1,573	—
Balance at the end of the period, post to disposition of TTIC	$-	$(1,803)
(1)
This amount relates to the disposal of TTIC. Refer to Note 2. Discontinued Operations for additional information.

Note 5. Concentrations of Risk

The Company is exposed to certain concentrations of risk that could reasonably be expected to have a material impact on its business, financial condition, and results of operations, including customer concentration risk, related party concentration risk, and cash concentration risk.

Customer Concentration

A customer is considered significant if it represents 10% or more of total revenue or total accounts receivable for the applicable period.

For the year ended December 31, 2025, the Company had two customers that individually represented more than 10% of total revenue, collectively accounting for approximately 93.5% of total revenue. As of December 31, 2025, accounts receivable from customers individually representing more than 10% of total receivables totaled approximately $10,665 and are recorded within Receivable from related parties on the Consolidated Balance Sheets.

For the years ended December 31, 2024 and 2023, the Company had one customer that individually represented more than 10% of total revenue, accounting for approximately 91.0% and 92.1% of total revenue, respectively. As of December 31, 2024 and 2023, accounts receivable from the customer individually representing more than 10% of total receivables totaled approximately $543 and $1,025, respectively.

Related Party Concentration

A significant portion of the Company’s revenue is generated from customers affiliated with its controlling stockholder, HCI. Accordingly, the Company is exposed to concentration risk related to these related party customers. A reduction in, or loss of, revenue from these customers could have a material adverse effect on the Company’s results of operations.

Cash Concentration

The Company maintains its cash and cash equivalents with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts held exceed the amounts insured by the Federal Deposit Insurance Corporation.

Note 6. Related Party Transactions

Management fees from insurance carriers

EIS is party to a longstanding MGA agreement with TTIC. For the years ended December 31, 2025, 2024 and 2023, the Company recognized underwriting, management, and claim services revenue pursuant to the MGA agreement with TTIC of $132,790, $119,022, and $81,316, respectively. As of December 31, 2025 and 2024, unearned revenue pursuant to the MGA agreement with TTIC of $32,875 and $35,118, respectively, was recorded within Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had receivables from related parties outstanding related to the above fees of $9,516 and $157, respectively. Such fees are typically settled in the month following the period in which the services were rendered.

On November 21, 2023, EIS entered into an MGA agreement with CRM, the AIF for CORE. For the years ended December 31, 2025, 2024 and 2023 the Company recognized underwriting, management, and claim services revenue pursuant to the MGA agreement with CRM of $4,957, $6,625 and $0, respectively. As of December 31, 2025 and 2024, unearned revenue pursuant to the MGA agreement with CRM of $1,799 and $3,172, respectively, was recorded within Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had receivable from related parties outstanding related to the above fees of $68 and $963, respectively. Such fees are typically settled in the month following the period in which the services were rendered.

On November 5, 2024, EIS entered into an MGA agreement with TRM, the AIF for Tailrow. For the year ended December 31, 2025, the Company recognized underwriting, management, and claim services revenue pursuant to the MGA agreement with TRM of $7,261. As of December 31, 2025, unearned revenue pursuant to the MGA agreement with TRM of $5,097 was recorded within Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2025, the accounts receivable related to above fees outstanding were $501. There were no receivable balances as of December 31, 2024. Such fees are typically settled in the month following the period in which the services were rendered.

On January 1, 2025, EIS entered into a policy administration service agreement with HCM for HCPCI. For the year ended December 31, 2025, the Company recognized revenue related to underwriting and management services pursuant to the policy administration agreement with HCM of $60,131. As of December 31, 2025, unearned revenue pursuant to the policy administration agreement with HCM of $18,181 was recorded within Contract liabilities in the Consolidated Balance Sheets. As of December 31, 2025, the Company had receivable from related parties outstanding related to the above fees of $946. Such fees are typically settled in the month following the period in which the services were rendered.

Policy administration services

The Company charges HCM a service fee for each new and renewed HCPCI flood policy issued outside of Florida. Policy administration revenue and the related accounts receivable were immaterial for all periods presented. Such fees are typically settled within two weeks following the invoice date.

Other technology services

The Company charges HCM for various usage-based or flat fees to use the following software: SAMSTM, HarmonyTM, CasaClueTM, AtlasViewer®, and ClaimColonyTM. An additional flat fee is paid for other general software services. Effective January 1, 2025, the Company amended the agreement with HCM and only charges a flat per-claim fee to use ClaimColonyTM. For the years ended December 31, 2025, 2024 and 2023 the Company recognized policy administration software services revenue of $37, $1,806 and $1,780, respectively.

The Company provides catastrophe claims software services through the usage of its software, enabling efficient management and adjustment of the increased claim volumes arising from catastrophes. This service is offered to HCM, TTIC, CRM and TRM under their respective agreements. For the years ended December 31, 2025, 2024 and 2023, the Company recognized catastrophe claims software services revenue of $9,422, $5,992 and $5,232, respectively. As of December 31, 2025 and 2024, unearned revenue of $15,096 and $17,286, respectively, was recorded within the Contract liabilities in the Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the Company had receivable from related parties outstanding related to software services revenue of $232 and $757, respectively. Such fees are typically settled in the month following the period in which the services were rendered.

Related Party Service Agreements - Expenses

Agent Commissions

Under an agent commission agreement with Omega, a subsidiary of HCI, the Company pays commissions on premiums received in cash for policies issued by specific customers during the term of the agreement. Commission expenses pursuant to the agent commission agreement with Omega for the years ended December 31, 2025, 2024 and 2023 were $111, $112 and $104, respectively. These expenses are reflected in Cost of revenue in the Consolidated Statements of Income. As of December 31, 2025 and 2024, the Company had commissions payable to Omega related to agent commissions of $12 and $9, respectively.

Claim Services

The Company receives field adjuster services from GCS, a subsidiary of HCI, and pays a flat fee per claim handled. Field adjuster services expenses related to services provided by GCS for the years ended December 31, 2025, 2024 and 2023 were $1,903, $4,313 and $2,231, respectively. These expenses are included in Cost of revenue in the Consolidated Statements of Income.

The Company also engages GCM, a subsidiary of HCI, to provide claims management services. Fees paid to GCM vary by program and claim type. For TTIC and Tailrow, the Company pays a per-claim fee for non-catastrophe claims, and a per-claim fee plus a percentage of incurred loss catastrophe claims. For CORE, the Company pays a per-claim fee plus a percentage of the amount expended for indemnification for catastrophe and non-catastrophe claims. For the years ended December 31, 2025, 2024 and 2023, claim services expenses related to GCM’s claims management services were $13,676, $16,147 and $11,679, respectively. These expenses are reflected in Cost of revenue in the Consolidated Statements of Income.

As of December 31, 2025 and 2024, accounts payable related to claim services were $777 and $429, respectively and are included in Payable to related parties within the Consolidated Balance Sheets. These fees are typically settled in the month following the period in which the services are rendered.

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

For the years ended December 31, 2025, 2024 and 2023, lease expense related to these agreements was $1,530, $1,508 and $1,488, respectively. These expenses are included in Cost of revenue and Selling, general and administrative expenses in the Consolidated Statements of Income.

As of December 31, 2025 and 2024, there were no accounts payable outstanding related to these leases, as payments are due on the first day of each calendar month.

Corporate Cost Allocation

The Company provided corporate services to TTIC under a Cost Allocation Agreement between Exzeo and its affiliates, which was amended effective July 1, 2025 to remove TTIC from the scope of the agreement. Following this amendment, the Company no longer provides corporate services to TTIC under the cost allocation agreement.

Expenses allocated under this agreement during the years ended December 31, 2025, 2024 and 2023 were $1,746, $2,500 and $3,472 ,respectively. Reimbursements received under the agreement are presented as a reduction in Selling, general and administrative expenses within the Consolidated Statements of Income.

As of December 31, 2025, there were no receivables or payables outstanding related to this agreement. As of December 31, 2024, the Company reported a balance of $544, which was recorded within Payable to related parties in the Consolidated Balance Sheets, and was subsequently settled in the normal course of business. Fees under the agreement were typically settled in the month following the period in which the services were rendered.

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

On January 22, 2024, the Company issued a $100,000 promissory note to HCI with an annual interest rate of 5.5%, maturing on January 22, 2029. The proceeds were used to finance the redemption of the Redeemable Series A Preferred Stock. Refer to Note 10. Redeemable Series A Preferred Stock for additional information.

On July 1, 2024, the Company completed the sale of TTIC pursuant to the Purchase Agreement with HCI. Refer to Note 2. Discontinued Operations for additional information. Under the Purchase Agreement, HCI agreed to treat two promissory notes previously issued by the Company, totaling $117,994 in principal, as fully repaid. HCI also agreed to treat $37,006 of the Company's $40,000, 2.0% promissory note due June 1, 2025 as partially repaid, reducing its outstanding principal balance to $2,994. In total, promissory notes with an aggregate principal balance of $155,000 were treated as repaid or partially repaid in connection with the sale.

Interest expense for related party notes for the years ended December 31, 2024 and 2023 was $3,329 and $1,723, respectively. There was no interest expense for the year ended December 31, 2025.

Non-cash Capital Contributions

As described in Note 2. Discontinued Operations, the Purchase Agreement with HCI was accounted for as a common control transaction. The net assets of TTIC, totaling $155,884, were derecognized, and the difference between the consideration received of $155,000 and the net assets transferred was recognized as an equity transaction. This resulted in a non-cash capital transaction that decreased stockholders' equity by $(884).

On January 22, 2024, the Company redeemed all of the Redeemable Series A Preferred Stock held by the fund associated with Centerbridge Partners, L.P. and, in connection with the redemption, HCI extended the expiration date of the warrant currently held by Centerbridge Partners, L.P. Refer to Note 10. Redeemable Series A Preferred Stock for additional information. The Company reflected the full costs of redemption by recording the incremental fair value of the HCI warrant modification as a non-cash capital contribution and deemed dividend, amounting to $3,386, which was subtracted from net income to arrive at income available to common stockholders in the calculation of earnings per share.

For the years ended December 31, 2025 and 2024, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $34 and $113, respectively, in the Consolidated Statements of Income and as a Non-cash capital contribution in the Consolidated Balance Sheets. Refer to Note 12. Stock-Based Compensation for additional information.

Note 7. Property and Equipment, Net

Property and equipment are recorded at cost, which includes expenditures that are directly attributable to the acquisition, construction, or installation of an asset, and are depreciated or amortized over their estimated useful lives. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property and equipment, net is as follows:

	As of December 31,
	2025	2024
Computer software	$19,879	$17,882
Computer hardware	2,091	1,669
Office furniture and equipment	1,294	555
Capital projects in progress	711	1,071
Leasehold improvements	587	542
Other	47	108
Property and equipment, gross	24,609	21,827
Accumulated depreciation and amortization	(13,947)	(11,075)
Property and equipment, net	$10,662	$10,752

Depreciation and amortization related to property and equipment is recorded within Cost of revenue, Research and development, and Depreciation and amortization expenses in the Consolidated Statements of Income, based on the functional classification of the related assets. For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expense was $2,934, $2,361 and $2,202, respectively.

Note 8. Leases

ROU assets and operating lease liabilities are as follows:

	As of December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$6,884	$8,052

Liabilities:
Operating lease liabilities - current	$2,413	$2,132
Operating lease liabilities - non-current	4,832	6,219
Total operating lease liabilities	$7,245	$8,351

Weighted-average lease term and discount rate were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.0	6.8
Weighted-average discount rate	6.3%	6.2%

The Company has entered into lease agreements with both affiliates and third parties. Refer to Note 6. Related Party Transactions for additional information. The Company's operating leases are summarized as follows:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Office space	3 to 10 years	Yes	(1), (2)
Office equipment	5.25 years	Not applicable

(1)
Includes variable lease payments.
(2)
Includes rent escalation provisions.

As of December 31, 2025, maturities of operating lease liabilities were as follows:

Years Ending December 31:	Operating Leases
2026	$1,708
2027	1,760
2028	1,145
2029	1,160
2030	1,197
Thereafter	2,276
Total undiscounted liabilities	9,246
Less: Imputed interest and foreign taxes	2,001
Total operating lease liabilities	$7,245

Quantitative information regarding the components of lease cost and cash payments related to operating leases for the periods presented is as follows:

	December 31,
	2025	2024	2023
Operating lease cost (1)	$1,695	$1,701	$1,290
Finance lease cost (1)	—	—	9
Total lease cost	$1,695	$1,701	$1,299
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$1,623	$1,637	$1,503
Financing cash flows – finance leases	$—	$—	$9

(1)
Included within Cost of revenue and Selling, general and administrative expenses on the Consolidated Statements of Income.

Note 9. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations were as follows:

	December 31,
	2025	2024	2023
Current:
Federal	$25,990	$5,976	$(5,079)
State	6,440	1,583	(1,274)
Foreign	209	84	67
Total current income tax expense (benefit)	32,639	7,643	(6,286)
Deferred:
Federal	(4,946)	1,216	(4,691)
State	(160)	312	(1,042)
Foreign	10	(3)	1
Total deferred income taxes	(5,096)	1,525	(5,732)
Income tax expense (benefit) from continuing operations	$27,543	$9,168	$(12,018)

Total taxes paid, net of refunds, for the years presented are as follows:

	December 31,
	2025	2024	2023 (1)
Federal	$26,176	$2,574	$(3,152)
State	5,931	715	(786)
Foreign	198	129	145
Discontinued operations	—	10,530	(6,739)
Cash paid for income taxes, net of refunds (2)	32,305	13,948	(10,532)
(1)
The cash paid for income taxes, net of refunds, represents a 2023 net income tax refund paid from HCI pursuant to the tax allocation agreement. The Company had a taxable loss for the year, resulting in an enforceable right to receive tax benefits for losses incurred.
(2)
The refunds for the years ended December 31, 2025, 2024 and 2023 were $1,918, $313 and $11,398, respectively.

Income taxes paid, net of refunds received, are disaggregated by jurisdiction for those jurisdictions where such amounts exceeded 5% of total income taxes paid, net of refunds, for the periods presented. For all periods shown, income taxes paid in India fell below this threshold and are therefore excluded. Accordingly, income taxes paid (refunds) by jurisdiction for the periods presented are as follows:

	December 31,
	2025	2024	2023
State:
Florida	$5,931	$715	$(786)

The Company's income tax expense (benefit) differs from the amount that would result from applying the statutory U.S. federal income rate to income from continuing operations before taxes as follows:

	December 31,
	2025		2024		2023
(in thousands, except percentages)	($)	(%)	($)	(%)	($)	(%)
U.S. federal statutory tax rate	$23,161	21.0%	$7,400	21.0%	$185	21.0%
State income taxes, net of federal tax benefit (1)	4,411	4.0%	1,436	4.1%	82	9.3%
Foreign tax effect
India - statutory tax rate	5	0.0%	35	0.1%	62	7.0%
Return to provision adjustment	190	0.2%	—	0.0%	—	0.0%
Change in valuation allowances	—	0.0%	—	0.0%	(12,806)	(1450.3)%
Nontaxable or nondeductible items
Stock-based compensation	248	0.2%	49	0.1%	77	8.8%
Executive compensation under 162(m)	698	0.7%	321	0.9%	292	33.0%
Restricted stock windfall tax benefit	(1,192)	(1.1)%	(51)	(0.1)%	(24)	(2.7)%
Other	22	0.0%	(22)	(0.1)%	19	2.1%
Other adjustment
Return to provision adjustment	—	0.0%	—	0.0%	95	10.8%
Income tax expense (benefit)	$27,543	25.0%	$9,168	26.0%	$(12,018)	(1361.0)%
(1)
State taxes in Florida made up a majority (greater than 50%) of the tax effect in this category.

Tax Allocation Agreement and Filing Status

The Company is included in the consolidated federal and state income tax returns of its parent company, HCI. A written tax allocation agreement governs the manner in which consolidated income taxes are allocated among HCI’s subsidiaries. Under this agreement, each subsidiary records income tax expense or benefit as if it filed a separate income tax return. The agreement provides the Company with an enforceable right to receive tax benefits for losses or credits generated.

The consolidated income tax returns of HCI and its subsidiaries for the years ended December 31, 2024, 2023 and 2022 remain subject to examination by U.S. federal and state taxing authorities.

The Company has no uncertain tax positions that, if recognized, would have a material impact on the effective tax rate. The Company classifies interest and penalties related to uncertain tax positions, if any, as income tax expense. No such amounts were recognized during the years ended December 31, 2025, 2024, or 2023.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation	$227	$115
Unearned revenue	4,329	—
Accrued expenses	84	81
Intercompany deferred loss	1,208	544
Total deferred tax assets	5,848	740
Valuation allowance	(1,208)	(544)
Total deferred tax assets, net of valuation allowance	4,640	196
Deferred tax liabilities:
Property and equipment - capitalized software	(1,296)	(878)
Prepaid expenses	(369)	(149)
Unearned revenue	—	(1,290)
Total deferred tax liabilities	(1,665)	(2,317)
Net deferred income tax asset (liability)	2,975	(2,121)

The Company had no federal or state net operating loss carryforwards as of December 31, 2025.

A valuation allowance must be established for deferred tax assets when it is more likely than not that such assets will not be realized based on available evidence both positive and negative, including recent results, available tax planning strategies, and projected future taxable income. As a result of the sale of TTIC, the Company incurred a tax loss and recognized a deferred tax asset of $544 as of December 31, 2024. Subsequently the Company increased the deferred tax asset to $1,208 as of December 31, 2025 as a result of return-to-tax provision adjustments finalized during the current period. The valuation allowance reflects management's conclusion that it is more likely than not that the deferred tax asset related to the sale of TTIC would not be realized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA has an immaterial impact on the Consolidated Financial Statements.

Note 10. Redeemable Series A Preferred Stock

In 2021, the Company completed a capital investment transaction with Centerbridge Partners, L.P. Pursuant to the investment agreement, the Company issued 9,000,000 voting shares of Series A-1 Preferred Stock and 1,000,000 non-voting shares of Series A-2 Preferred Stock (together, the "Series A Preferred Stock"), each with a par value of $0.001, at a price of $10 per share, for total proceeds of $100,000.

On July 3, 2023, the Company authorized an additional 1,000,000 non-voting Series A-2 shares and reclassified 1,000,000 previously issued Series A-1 shares into Series A-2 shares. Following this reclassification, 8,000,000 Series A-1 shares and 2,000,000 Series A-2 shares were issued and outstanding. Refer to Note 13. Stockholders' Equity for additional information.

On January 22, 2024, the Company entered into a Stock Redemption Agreement with Centerbridge Partners, L.P., pursuant to which the Company redeemed all outstanding Series A Preferred Stock for $100,000, plus accrued and unpaid dividends of $2,923. Upon redemption, the excess of the total consideration transferred of $102,923 over the carrying value of $96,695 was recorded as a deemed dividend, which reduced income available to common stockholders.

In connection with the redemption, HCI amended warrants previously issued to Centerbridge Partners, L.P. to purchase 750,000 shares of HCI common stock, which had originally been issued as part of the Company's 2021 capital investment transaction. The amended and restated warrant extended the expiration dates for 450,000 underlying warrant shares in 150,000 share annual increments to December 31, 2026, December 31, 2027, and December 31, 2028, respectively. The remaining 300,000 warrant shares retained their original expiration date of February 26, 2025. The incremental fair value associated with the warrant modification was recorded as a non-cash capital contribution from HCI and as a deemed dividend, totaling $3,386.

There was no activity related to the Series A Preferred Stock during the year ended December 31, 2025. A summary of Series A Preferred Stock activity through the date of redemption is as follows:

	December 31,
	2024	2023
Balance as of January 1	$96,160	$93,553
Accrued cash dividends	424	7,263
Accretion - increasing dividend rate	111	2,107
Adjustment to maximum redemption value	6,228	—
Dividends paid	(2,923)	(6,763)
Redemption	(100,000)	—
Balance as of December 31	$—	$96,160

Note 11. Earnings Per Share

Basic EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating basic EPS because certain unvested restricted stock awards are considered participating securities, as the holders have non-forfeitable dividend rights. Under this method, earnings are allocated between common stockholders and participating securities based on their respective rights to receive dividends and undistributed earnings.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities are excluded from diluted EPS when their effect would be anti-dilutive. For the periods presented, weighted-average diluted shares outstanding were the same as weighted-average basic shares outstanding.

The calculation of basic and diluted earnings per share for the periods presented is as follows:

Basic and Diluted Earnings per Share from Continuing Operations

	December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Income from continuing operations, after tax	$82,749	$26,068	$12,901
Less: Dividends on preferred stock	—	(10,149)	(9,370)
Less: Income attributable to participating securities from continuing operations	(3,751)	(550)	(201)
Income attributable to common stockholders from continuing operations	$78,998	$15,369	$3,330

Denominator:
Weighted-average basic shares outstanding	80,171	77,494	76,102
Weighted-average diluted shares outstanding (1)	80,171	77,494	76,102
Basic and diluted earnings per share from continuing operations	$0.99	$0.20	$0.04
(1)
For the periods presented, all potentially dilutive securities for Exzeo were excluded from Exzeo's diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise prices was "out-of-the-money," or (iii) contingent exercise conditions were unsatisfied. Refer to Note 1. Organization and Summary of Significant Accounting Policies for additional information.

Basic and Diluted Earnings per Share from Discontinued Operations

	December 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Income from discontinued operations, after tax	$19,253	$8,561
Less: Income attributable to participating securities from discontinued operations	(667)	(486)
Income attributable to common stockholders from discontinued operations	$18,586	$8,075

Denominator:
Weighted-average basic shares outstanding	77,494	76,102
Weighted-average diluted shares outstanding (1)	77,494	76,102
Basic and diluted earnings per share from discontinued operations	$0.24	$0.11
(1)
For the periods presented, all potentially dilutive securities for Exzeo were excluded from Exzeo's diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise price was "out-of-the-money," or (iii) contingent exercise conditions were unsatisfied. Refer to Note 1. Organization and Summary of Significant Accounting Policies for additional information.

Note 12. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date fair value of the award and recognized over the requisite service period. Compensation expense is recorded within Cost of revenue, Research and development, and Selling, general and administrative expenses in the Consolidated Statements of Income. Forfeitures are accounted for as they occur.

2025 Omnibus Incentive Plan

The Company’s 2021 Omnibus Plan authorized the issuance of shares of common stock for equity-based compensation awards to employees, directors and consultants. On November 4, 2025, the Company terminated the 2021 Omnibus Plan and adopted the 2025 Omnibus Plan, which authorized the issuance of up to 10,000,000 shares of common stock. Awards outstanding under the 2021 Omnibus Plan continue to be governed by the terms of that plan. As of December 31, 2025, 9,768,530 shares remained available for future grant under the 2025 Omnibus Plan.

Stock Options

Stock options generally vest based on service conditions, generally four years, and have contractual terms of up to ten years. Stock option activity for the periods presented is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and options)	Options	Price	Term (in years)	Value (1)
Outstanding as of January 1, 2023	6,450,000	$23.00	8.75	$—
Forfeited	(100,000)	$23.00	—	$—
Outstanding as of December 31, 2023	6,350,000	$23.00	7.75	$—
Outstanding as of December 31, 2024	6,350,000	$23.00	6.75	$—
Outstanding as of December 31, 2025	6,350,000	$23.00	5.75	$7,938
Exercisable as of December 31, 2025 (2)	6,350,000	$23.00	5.75	$7,938

(1)
Aggregate intrinsic value at year end represents the difference between the Company’s closing stock price of $24.25 on December 31, 2025 and the exercise price of outstanding stock options.
(2)
Included in the stock options presented as exercisable are 6,000,000 options that are non-exercisable without HCI board of director approval.

As of December 31, 2025, all outstanding stock options were vested and exercisable. Stock-based compensation expense related to stock options is as follows:

	December 31,
	2025	2024	2023
Stock-based compensation expense (1)	$1,040	$2,045	$1,767
Deferred tax benefit (2)	$—	$103	$101
Unrecognized compensation expense (end of period) (3)	$—	$1,040	$3,086

(1)
Recorded within Selling, general and administrative expenses in the Consolidated Statements of Income.
(2)
Recorded as an Income tax benefit in the Consolidated Statements of Income
(3)
Represents unrecognized stock-based compensation costs related to nonvested stock options and is reflected within Additional-paid-in capital in the Consolidated Balance Sheets.

Restricted Stock Awards

Nonvested restricted stock award activity for the periods presented is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Balance as of January 1, 2023	5,275,393	$0.83
Vested	(449,605)	$2.81
Forfeited	(592,545)	$0.75
Nonvested as of December 31, 2023	4,233,243	$0.63
Granted	2,793,900	$3.00
Vested	(2,881,986)	$0.73
Forfeited	(24,983)	$1.74
Nonvested as of December 31, 2024	4,120,174	$2.16
Granted	321,020	$16.38
Vested	(1,771,275)	$1.03
Forfeited	(128,326)	$3.16
Nonvested as of December 31, 2025	2,541,593	$4.68

Stock-based compensation expense related to restricted stock awards is as follows:

	December 31,
	2025	2024	2023
Stock-based compensation expense (1)	$1,562	$1,221	$1,160
Deferred tax benefit (2)	$294	$334	$172
Unrecognized compensation expense (end of period) (3)	$11,747	$8,455	$1,352

(1)
Recorded within Cost of revenue and Research and development, and Selling, general and administrative expenses in the Consolidated Statements of Income.
(2)
Recorded as an Income tax benefit in the Consolidated Statements of Income.
(3)
Represents unrecognized stock-based compensation costs related to nonvested restricted stock awards and is reflected within Additional paid-in-capital in the Consolidated Balance Sheets. The remaining compensation expense is expected to be recognized over a weighted average period of approximately 4.6 years.

Stock-based compensation expense for the current year includes approximately $47 of previously unrecognized share-based compensation expense related to the accelerated vesting of a restricted stock award held by the Company’s CEO upon completion of the Company’s initial public offering.

Share Repurchases Related to Stock-Based Awards

The Company did not repurchase any shares of common stock during the year ended December 31, 2025 related to stock-based awards. For the years ended December 31, 2024 and 2023, the Company repurchased 7,277 and 83,415 shares of common stock, respectively, held by former employees. The total repurchase price amounted to $13 and $142, respectively. The excess of the repurchase price over the fair value, which amounted to $2 and $29, respectively, was recognized as additional compensation cost and included in Selling, general and administrative expenses in our Consolidated Statements of Income.

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

For the years ended December 31, 2025 and 2024, the Company recognized compensation expense related to HCI restricted stock of $34 and $113, respectively, in the Consolidated Statements of Income and as a Non-cash capital contribution in the Consolidated Balance Sheets

Note 13. Stockholders' Equity

Common Stock

As of December 31, 2025, the Company was authorized to issue 184,000,000 shares of common stock, consisting of 181,860,000 shares of voting common stock and 2,140,000 shares of non-voting common stock, pursuant to its Fourth Amended and Restated Articles of Incorporation, effective November 6, 2025. Voting common stock entitles holders to one vote per share, while non-voting common stock carries no voting rights. Both classes are entitled to dividends when and if declared by the Board of Directors and participate ratably in net assets upon liquidation.

Preferred Stock

As of December 31, 2025, the Company was authorized to issue 38,502,000 shares of preferred stock, with designations, powers, preferences, rights, qualifications, limitations, and restrictions determined by the Board of Directors. On January 22, 2024, the Company redeemed all outstanding 10,000,000 shares of Series A Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2025.

Refer to Note 10. Redeemable Series A Preferred Stock for additional information regarding the terms, redemption, and accounting treatment of Series A Preferred Stock.

Note 14. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and that are regularly reviewed by the CODM for the purpose of allocating resources and assessing performance. The Company's CEO serves as the CODM. The CODM reviews financial information on a consolidated basis and evaluates performance based on consolidated revenue and net income. Accordingly, the Company operates in one operating segment, which is also its single reportable segment.

Discontinued Operations

On July 1, 2024, the Company completed the sale of TTIC to its parent company, HCI, and the results of TTIC have been classified as discontinued operations for all periods presented. Following the disposition of TTIC, management reassessed the Company's segment determination and concluded that its remaining operations continue to constitute a single operating and a single reportable segment.

Geographic Information

All of the Company’s revenues are generated in the United States, and substantially all of its long-lived assets are located in the United States. As a result, no geographic information by country is presented. Refer to Note 5. Concentrations of Risk for additional information.

The consolidated revenue, significant expense categories regularly reviewed by the CODM, and net income from continuing operations for the period indicated is as follows:

	Years Ended December 31,
	2025	2024	2023
Revenue	$216,980	$133,948	$88,333
Cost of revenue:
Policy commission and related expenses	43,724	39,013	36,837
Outsourced claims fees	11,167	13,779	7,700
Direct personnel expense	17,122	13,422	13,802
Other operating expenses	11,532	12,298	10,825
Depreciation and amortization	2,412	2,227	1,897
Gross profit	131,023	53,209	17,272
Operating expenses
Selling, general and administrative:
Personnel cost	12,058	5,716	5,429
Other operating expenses	3,666	2,627	2,469
Research and development	8,830	6,514	6,528
Depreciation and amortization	479	335	292
Total operating expenses	25,033	15,192	14,718
Operating income	105,990	38,017	2,554
Investment income	4,302	548	52
Interest expense	—	(3,329)	(1,723)
Income before taxes	$110,292	$35,236	$883
Income tax expense	27,543	9,168	(12,018)
Net income	$82,749	$26,068	$12,901

Note 15. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in legal or regulatory proceedings arising in the ordinary course of business. The Company accrues a liability for loss contingencies when a loss is both probable and reasonably estimable.

As of December 31, 2025 and 2024, the Company was not a party to any legal proceedings that, individually or in the aggregate, were expected to have a material adverse effect on its financial position, results of operations, or cash flows and no related liabilities were recorded.

Lease Commitments

The Company leases office spaces and certain equipment under non-cancelable operating lease agreements with initial terms ranging from three to ten years, which may include renewal options or rent escalation provisions. Refer to Note 8. Leases for additional information.

Indemnification Obligations

The Company provides indemnification obligations under certain customer agreements, which may require the Company to defend against claims arising from breaches of contractual obligations. These indemnification provisions generally do not specify a maximum potential payment amount.

As of December 31, 2025 and 2024, the Company had not recorded any liabilities related to indemnification obligations, as management determined that no losses were probable or reasonably estimable.

Regulatory Matters

The Company is subject to various federal and state regulatory requirements applicable to its operations.

As of December 31, 2025 and 2024, the Company was not aware of any regulatory matters that are expected to have a material adverse effect on its financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our CEO and CFO, our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable level of assurance.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

As an EGC, we are not required to provide, and our independent registered accounting firm has not been engaged to provide, an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, the following director or officer adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K),

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased /Sold
Paresh Patel	CEO	Adoption	12/18/2025	12/18/2026	Up to 100,000 shares or $2,000,000 aggregate value (whichever occurs first)

The Rule 10b5-1 Plan provides for the purchase of shares of the Company's common stock, subject to specified pricing conditions.

Other than described above, no director or officer adopted or terminated a Rule 10b5-1 Plan or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all of our employees and directors, including our CEO (principal executive officer) and Chief Financial Officer (principal financial officer). We have posted the text of our code of ethics to our Internet website https://exzeo.com Select "Investors" at the top and then select "Governance" and then "Code of Conduct." We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet website within the same section as described above.

The other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Company's Proxy Statement related to its 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

We grant stock-based awards to participants under the 2025 Plan. The 2025 Plan was adopted on November 4th, 2025 and authorizes the issuance of up to 10,000,000 shares of our common stock pursuant to stock options, restricted stock wares, restricted stock units, performance awards and other share-based awards.

Information as of December 31, 2025 regarding securities authorized for issuance under our equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (excluding number of securities to be issued upon exercise of options) (2)
Exzeo Group, Inc. 2025 Plan (3)	6,350,000	$23.00	9,768,530
(1)
Stock options granted under the 2021 Plan, which was terminated in connection with our IPO. Of the total, 6,000,000 were non-exercisable without approval from HCI's board of directors. Awards under the 2021 Plan continue to be governed by the terms of that plan and are incremental to, and do not count against, the authorized share pool.
(2)
Excludes 2,310,123 shares of common stock that were issued under the 2021 Plan.
(3)
We currently have no equity compensation plans not approved by our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

Aggregate fees for services related to the years ended December 31, 2025, and 2024 provided by Forvis Mazars, LLP, our principal accountant is as follows:

(in thousands)	2025	2024
Audit fees (1)	$375,135	$301,586
All other fees (2)	112,875	65,450
Total audit fees	$488,010	$367,036
(1)
Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements, reviews of our quarterly financial statements included in our quarterly reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)
All other fees represent fees billed for services provided to us not otherwise included in the category above.

The Audit Committee pre-approved all 2025 engagements and fees for services provided by our principal accountant. The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Charlotte, North Carolina.

Other information required under this item is incorporated by reference from our definitive proxy statement relating to our annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:
1.
Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report Form 10-K.
2.
Financial Statement Schedules: Schedules have been omitted because the information required to be set forth therein is shown in the Consolidated Financial Statements or notes herein.
3.
Exhibits: Set forth in the Exhibit Index below.
(b)
We have filed, or incorporated by reference into this report, the exhibits listed in the Exhibit Index.
(c)
All financial statement schedules have been omitted because they are not applicable in the Consolidated Financial Statements or notes thereto.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Articles of Incorporation of Exzeo Group, Inc.	8-K	3.1	11/6/2025
3.2	Amended and Restated Bylaws of Exzeo Group, Inc.	8-K	3.2	11/6/2025
4.1*	Description of Securities
10.1	Form of Indemnification Agreement by and among the registrant and its directors and officers	S-1	10.1	9/25/2025
10.2	Amended and Restated Managing General Agency Agreement, dated November 5, 2020, by and between Exzeo Insurance Services, Inc. and TypTap Insurance Company	S-1	10.2	9/25/2025
10.3	First Amendment to Amended and Restated Managing General Agency Agreement, effective as of March 1, 2021, by and between Exzeo Insurance Services, Inc. and TypTap Insurance Company	S-1	10.3	9/25/2025
10.4	Claims Services Agreement, effective as of March 1, 2021, by and between Griston Claim Management, Inc. and Exzeo Insurance Services, Inc.	S-1	10.4	9/25/2025
10.5	Second Amendment to Amended and Restated Managing General Agency Agreement, effective as of September 1, 2022, by and between Exzeo Insurance Services, Inc. and TypTap Insurance Company	S-1	10.5	9/25/2025
10.6	Policy Administration Services Agreement, effective as of January 1, 2025, by and between Exzeo Insurance Services, Inc. and Homeowners Choice Managers, Inc.	S-1	10.6	9/25/2025
10.7	Software License and Services Agreement, effective March 1, 2021, by and between Homeowners Choice Managers, Inc. and Exzeo USA, Inc.	S-1	10.7	9/25/2025
10.8	Catastrophe Software License and Services Agreement, effective September 28, 2022, between Homeowners Choice Managers, Inc. and Exzeo USA, Inc.	S-1	10.8	9/25/2025
10.9	Managing General Agency Agreement, dated November 21, 2023, by and between Exzeo Insurance Services, Inc. and Core Risk Managers, LLC, for itself and as attorney-in-fact for Condo Owners Reciprocal Exchange	S-1	10.9	9/25/2025
10.10	Claims Services Agreement, effective as of November 21, 2023, by and between Griston Claim Management, Inc. and Exzeo Insurance Services, Inc.	S-1	10.10	9/25/2025
10.11	Managing General Agency Agreement, dated November 5, 2024, by and between Exzeo Insurance Services, Inc. and Tailrow Risk Managers, LLC, for itself and as attorney-in-fact for Tailrow Insurance Exchange	S-1	10.11	9/25/2025
10.12	Claims Services Agreement, effective as of November 5, 2024, between Griston Claim Management, Inc. and Exzeo Insurance Services, Inc.	S-1	10.12	9/25/2025
10.13	Tax Allocation Agreement, dated February 13, 2025, by and among HCI Group, Inc. and its subsidiaries party thereto	S-1	10.13	9/25/2025
10.14+	Exzeo Group Inc. 2021 Equity Incentive Plan (the 2021 Equity Plan)	S-1	10.14	9/25/2025
10.15+	Form of Restricted Stock Award Agreement under the 2021 Equity Plan	S-1	10.15	9/25/2025
10.16+	Exzeo Group Inc. 2021 Omnibus Incentive Plan (the 2021 Omnibus Plan)	S-1	10.16	9/25/2025
10.17+	Form of Stock Option Award under the 2021 Plan	S-1	10.17	9/25/2025
10.18+	Form of Restricted Stock Award Agreement under the 2021 Equity Plan	S-1	10.18	9/25/2025
10.19+	Exzeo Group Inc. 2025 Omnibus Incentive Plan (the 2025 Omnibus Plan)	S-1/A	10.19	10/16/2025
10.20+	Form of Stock Option Award under the 2025 Omnibus Plan	S-1/A	10.20	10/16/2025
10.21+	Form of Restricted Stock Award Agreement under the 2025 Omnibus Plan	S-1/A	10.21	10/16/2025
10.22+	Employment Agreement between Exzeo Group and Paresh Patel, dated	10-Q	10.4	12/11/2025

December 9, 2025
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant	S-1	21.1	9/25/2025
23.1*	Consent of Forvis Mazars, LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss 1350
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss 1350
97*+	Exzeo Group, Inc. Clawback Policy
101*

The following materials from Exzeo Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes (i) The Consolidated Balance Sheets (ii) The Consolidated Statements of Income (iii) The Consolidated Statements of Comprehensive Income (Loss) (iv) The Consolidated Statements of Changes in Stockholders Equity, (v) The Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements; and (vii) the information included in Part I, Item 1C and Part II, Item 9B(b).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, Florida, on this 26th day of February, 2026.

Exzeo Group, Inc.

By	/s/ Paresh Patel
Name: Paresh Patel
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paresh Patel	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 26, 2026
Paresh Patel

/s/ Suela Bulku	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Suela Bulku

/s/ Kevin Mitchell	President and Director	February 26, 2026
Kevin Mitchell

/s/ Irene Hurst	Director	February 26, 2026
Irene Hurst

/s/ Robert A. Lopes, Jr.	Director	February 26, 2026
Robert A. Lopes, Jr.

/s/ James Macchiarola	Director	February 26, 2026
James Macchiarola

/s/ Loreen Spencer	Director	February 26, 2026
Loreen Spencer