Form 10-Q
period 2026-03-31
Exzeo Group, Inc.
filed 2026-05-07
CIK 1873951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2026, the registrant had 90,918,430 shares of common stock, $0.001 par value per share, outstanding.

In this report, for all periods presented, Exzeo Group, Inc. and its wholly owned subsidiaries are referred to as "we," "us," "our," the "Company" and "Exzeo."

Glossary

This report contains acronyms, abbreviations, and other defined terms throughout this Quarterly Report on Form 10-Q. These terms are defined as follows:

Term	Definition
2021 Omnibus Plan	2021 Omnibus Incentive Plan
2025 Omnibus Plan	2025 Omnibus Incentive Plan
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
CEO	Chief Executive Officer, who is our principal executive officer
CFO	Chief Financial Officer, who is our principal financial officer
CODM	Chief Operating Decision Maker
CORE	Condo Owners Reciprocal Exchange
CRM	Core Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
EGC	Emerging Growth Company
EIS	Exzeo Insurance Services, Inc., a Florida corporation and a direct wholly-owned subsidiary of Exzeo Group, Inc.
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GCM	Griston Claim Management, Inc., a Florida corporation and an indirect wholly-owned subsidiary of HCI
HCI	HCI Group, Inc., a Florida corporation and the controlling shareholder of Exzeo Group, Inc.
HCM	Homeowners Choice Managers, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
HCPCI	Homeowners Choice Property & Casualty Insurance Company, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
IPO	Initial public offering
JOBS Act	Jumpstart Our Business Startups Act
MGA	Managing General Agent
MGA agreement	Agreement under which the Company provides underwriting, policy administration, claims, or related services as MGA
NRR	Net Dollar Retention Rate
Omega	Omega Insurance Agency, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
P&C	Property and Casualty
SEC	Securities and Exchange Commission
Sub-broker services	Reinsurance placement and brokerage assistance services
Tailrow	Tailrow Insurance Exchange, a Florida corporation and a direct wholly-owned subsidiary of HCI
TRM	Tailrow Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
TTIC	TypTap Insurance Company, a Florida corporation and a direct wholly-owned subsidiary of HCI

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$231,381	$305,372
Accounts receivable	2,513	2,906
Receivable from related parties	19,897	11,295
Prepaid expense	1,193	1,483
Current contract cost assets	5,404	4,722
Other current assets	541	43
Total current assets	260,929	325,821
Non-current assets:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $98,998 and $0, respectively, and allowance for credit losses: $0 and $0, respectively)	98,516	—
Property and equipment, net	10,259	10,662
Operating lease right-of-use assets	6,576	6,884
Non-current contract cost assets	284	1,118
Deferred income taxes, net	2,905	2,975
Other assets	299	274
Total non-current assets	118,839	21,913
Total assets	$379,768	$347,734
Liabilities and Shareholders' Equity:
Current liabilities:
Current contract liabilities	$73,673	$70,893
Commissions payable	5,450	4,605
Accounts payable and accrued liabilities	6,174	2,950
Operating lease liabilities	2,450	2,413
Income taxes payable	9,394	2,455
Payable to related parties	1,435	1,073
Total current liabilities	98,576	84,389
Non-current liabilities:
Non-current contract liabilities	943	3,567
Operating lease liabilities	4,479	4,832
Other liabilities	829	790
Total non-current liabilities	6,251	9,189
Total liabilities	104,827	93,578
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock ($0.001 par value, 350,000,000 shares authorized, 90,918,430 and 90,926,720 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	91	91
Additional paid-in capital	229,387	228,647
Retained earnings	45,824	25,418
Accumulated other comprehensive loss	(361)	—
Total shareholders' equity	274,941	254,156
Total liabilities and shareholders' equity	$379,768	$347,734

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenue (1)	$55,534	$52,407
Cost of revenue (2)	22,791	23,582
Gross profit	32,743	28,825
Operating expenses:
Selling, general and administrative	5,216	2,706
Research and development	2,306	2,221
Depreciation and amortization	146	101
Total operating expenses	7,668	5,028
Operating income	25,075	23,797
Investment income	2,512	398
Income before income taxes	$27,587	$24,195
Income tax expense	7,181	6,244
Net income	$20,406	$17,951
Basic and diluted earnings per share	$0.22	$0.22

(1)
Amounts include revenues earned from related parties of $53,323 and $52,407 for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 5. Revenue and Note 8. Related Party Transactions for additional details.
(2)
Amounts include costs incurred pursuant to related party transactions of $3,579 and $3,798 for the three months ended March 31, 2026 and 2025, respectively. Refer to Note 8. Related Party Transactions for additional details.

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$20,406	$17,951
Other comprehensive loss, net of income taxes:
Available-for-sale fixed-maturity securities	(361)	—
Other comprehensive loss, net of income taxes	(361)	—
Comprehensive income	$20,045	$17,951

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2025	90,926,720	$91	$228,647	$25,418	$—	$254,156
Net income	—	—	—	20,406	—	20,406
Other comprehensive loss, net of income taxes	—	—	—	—	(361)	(361)
Non-cash capital contributions from parent	—	—	4	—	—	4
Issuance of restricted stock	15,000	—	—	—	—	—
Forfeiture of restricted stock	(23,290)	—	—	—	—	—
Share-based compensation	—	—	736	—	—	736
Balance as of March 31, 2026	90,918,430	$91	$229,387	$45,824	$(361)	$274,941

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2024	82,810,089	$83	$72,755	$(57,331)	$—	$15,507
Net income	—	—	—	17,951	—	17,951
Non-cash capital contributions from parent	—	—	21	—	—	21
Forfeiture of restricted stock	(100,500)	—	1	—	—	1
Share-based compensation	—	—	702	—	—	702
Balance as of March 31, 2025	82,709,589	$83	$73,479	$(39,380)	$—	$34,182

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net income	$20,406	$17,951
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	740	723
Depreciation and amortization	730	709
Deferred income taxes	191	(2,338)
Net accretion of discount on investments in fixed-maturity securities	(4)	—
Foreign currency remeasurement losses (gains)	96	(2)
Changes in operating assets and liabilities:
Accounts receivable	393	—
Related party receivable and payable	(8,240)	(27,336)
Prepaid expenses	290	53
Contract cost assets	152	185
Income taxes payable	6,939	604
Contract liabilities	156	25,359
Commissions payable	845	746
Accounts payable and accrued liabilities	3,281	3,234
Other liabilities	12	(141)
Other assets	(525)	2
Operating lease	10	23
Cash provided by operating activities	25,472	19,772
Investing activities:
Capital expenditures	(327)	(769)
Purchase of available-for-sale securities	(98,994)	—
Cash used in investing activities	(99,321)	(769)
Financing activities:
Payment of issuance costs	(57)	—
Cash used in financing activities	(57)	—
Effect of exchange rate changes on cash	(85)	(11)
Net (decrease) increase in cash and cash equivalents	(73,991)	18,992
Cash and cash equivalents at beginning of period	305,372	54,502
Cash and cash equivalents at end of period	$231,381	$73,494
Non-cash financing activities:
Capital contribution from parent	$4	$21

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts, unless otherwise stated)

Note 1. Nature of Operations

Exzeo Group, Inc. provides technology-enabled services to insurance companies, including underwriting, policy administration, claims management, and related software solutions. The Company primarily operates through MGA agreements and technology service agreements. The Company is headquartered in the United States and all revenue generating activities are conducted domestically. The Company also maintains a wholly owned subsidiary in India that provides operational and administrative support services.

On November 6, 2025, the Company completed its IPO, pursuant to which it issued and sold shares of its common stock to the public and commenced trading on the New York Stock Exchange. The net proceeds from the offering were used for investments, working capital and other general corporate purposes.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information. The unaudited interim Consolidated Financial Statements include the accounts of the Company's controlled subsidiaries and all intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in annual audited Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in this interim presentation. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the Company's financial position as of March 31, 2026, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results expected for the fiscal year ending December 31, 2026. These unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. There have been no material changes to the Company's significant accounting policies from those described in the audited financial statements.

In preparing these unaudited interim Consolidated Financial Statements, management is required to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates. Accounting policies specific to revenue recognition, income taxes, and share-based compensation involve significant judgments and estimates that are material to the Company's unaudited interim Consolidated Financial Statements.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Year

In July 2025, the FASB issued ASU No. 2025-05 - Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. This standard is effective for all entities for fiscal years and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted the amendments on a prospective basis, effective January 1, 2026. The adoption of this standard did not have a material impact on the Company's unaudited interim Consolidated Financial Statements.

Accounting Standards Issued but Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06 - Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances guidance on the capitalization of software development costs by eliminating project phase-based criteria and clarifying the conditions signifying significant development uncertainty used by entities to evaluate when the probable-to-complete recognition threshold is met. This standard is effective for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements.

In March 2025, the FASB issued ASU No. 2025-01 - Codification Amendments in Response to the SEC's Adoption of Rules Related to the Disaggregation of Income Statement Expenses, which clarifies transition provisions but does not change the underlying disclosure requirements. ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), which enhances disclosure requirements for public entities by requiring the disaggregation of certain expense captions presented within the income statement, including employee compensation and intangible asset amortization. This ASU also requires entities to reconcile each affected income statement caption to the aggregate amount of the separately disclosed expense categories with any remaining difference described qualitatively as "other items." This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements.

Note 3. Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities that are classified as available-for-sale. As of March 31, 2026 and December 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company's available-for-sale fixed-maturity securities by security type are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
As of March 31, 2026
U.S. Treasury securities	$98,998	$—	$(482)	$98,516
As of December 31, 2025
U.S. Treasury securities	$—	$—	$—	$—
(1)
There was no allowance for credit losses for the periods presented.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. As of March 31, 2026, the Company held no fixed-maturity securities with contractual maturities of five years or less. Securities maturing after five years through ten years had an amortized cost of $98,998 and a fair value of $98,516.

There were no sales of available-for-sale fixed-maturity securities during the three months ended March 31, 2026 and 2025.

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Available-for-sale fixed maturity securities with gross unrealized loss positions as of March 31, 2026, aggregated by investment category and length of time the individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$(482)	$98,516	$—	$—

As of March 31, 2026, one security was in an unrealized loss position. As of December 31, 2025, the Company did not hold any available-for-sale fixed-maturity securities.

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual investment securities for credit impairment. The Company considers various factors, including the financial condition and near-term prospects of the issuer, the extent to which the fair value of the security is below its amortized cost, general market conditions, industry or sector specific factors, any nonpayment of contractually due principal or interest, and the Company's ability to hold the investment for a period of time sufficient to allow for recovery of its amortized cost.

The Company's available-for-sale fixed-maturities consist of primarily U.S. Treasury securities. Management determined that unrealized losses as of March 31, 2026 were related to changes in market interest rates rather than credit deterioration. Accordingly, no allowance for credit losses was recorded.

Investment Income

Investment income by source is as follows:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$2,372	$398
Available-for-sale fixed-maturity securities	140	—
Investment income	$2,512	$398

Note 4. Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair values. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•
Level 1 - Unadjusted quoted prices in active markets for identical assets.
•
Level 2 - Other inputs that are observable for the asset, either directly or indirectly, such as quoted prices for identical assets that are not observable through the full term of the asset.
•
Level 3 - Inputs that are unobservable.

The Company's financial assets measured at fair value on a recurring basis consist of cash and cash equivalents and available-for-sale fixed-maturity securities. Cash and cash equivalents, which consist primarily of money market funds, are classified as Level 1 due to the use of quoted prices in active markets. Available-for-sale fixed-maturity securities consist of U.S. Treasury securities and are also classified as Level 1, as fair value is determined using quoted prices in active markets.

The Company's financial assets are measured at estimated fair value on a recurring basis. The fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value is as follows:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2026
Cash and cash equivalents	$231,381	$—	$—	$231,381
U.S. Treasury securities	$98,516	$—	$—	$98,516
As of December 31, 2025
Cash and cash equivalents	$305,372	$—	$—	$305,372

As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Note 5. Revenue

The Company generates revenue from three primary sources: underwriting and management services, claim services, and other technology services.

Revenue disaggregated by service type and the timing of recognition is as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Underwriting and management services	$25,031	$20,897	$45,928	$24,406	$18,844	$43,250
Claim services	64	6,827	6,891	23	6,806	6,829
Other technology services	—	2,715	2,715	—	2,328	2,328
Total revenue	$25,095	$30,439	$55,534	$24,429	$27,978	$52,407

The Company primarily derives revenue through insurance solutions services provided to various customers. The Company provides services to certain of its affiliates under separate MGA, policy administration, and technology agreements. Refer to Note 8. Related Party Transactions for additional details.

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

Revenue from sub-broker services is recognized at a point in time when the Company fulfills its performance obligation by completing the services for the customer and is included within underwriting and management services. Due to the nature of the services, there are no significant financing components or variable consideration. The Company did not recognize revenue from sub-broker services for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had a receivable balance related to this service of $563 and $875, respectively, which was recorded within accounts receivable in the Consolidated Balance Sheets.

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

The transaction price allocated to the catastrophe services performance obligation is determined based on the estimated standalone selling price, which includes per-claim fees and a percentage of indemnification costs and varies by agreement. The transaction price involves variable consideration because the Company must estimate both the ultimate number of claims and the total indemnification expected to be paid. Accordingly, the Company applies a constraint to the transaction price related to possible overestimation of the transaction price using the expected value method. Revenue for this performance obligation is recognized over time using an output method that measures progress by comparing total claims paid to date against the total expected claims to be paid.

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

The transaction price of the policy administration software services performance obligation is based on the claims processed by the customer using the Company's software at the end of each quarter or a fixed fee. The overall nature of the obligation is to provide the customer access to the software through ongoing administration and software services. Each of these arrangements represents a stand-ready obligation to perform these activities on an as-needed basis. As the Company has a right to invoice the customer at an amount that corresponds directly with the value delivered, the Company applies the as-invoiced practical expedient to recognize revenue.

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

Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, the aggregate transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $74,616 and $74,460, respectively, of which $73,673 and $70,893, respectively, are expected to be recognized within the following 12 months, and $943 and $3,567, respectively, are expected to be recognized beyond the next 12 months.

Contract Balances

The Company receives payments from customers based on billing terms established in contractual agreements. Accounts receivable are recognized when the right to consideration becomes unconditional and only the passage of time is required before payment of consideration is due. The timing of revenue recognition may differ from the timing of invoicing. Receivables related to these services are classified within accounts receivable and receivable from related parties in the Consolidated Balance Sheets. These receivables are typically collected within 15 to 30 days after month-end or invoice date, as applicable, and substantially all cash collections are completed within one year, consistent with the annual term of insurance policies. As of March 31, 2026 and December 31, 2025, the Company reported $2,513 and $2,906, respectively, in accounts receivable related to these contracts in the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company reported $19,897 and $11,295, respectively, in receivable from related parties related to these contracts in the Consolidated Balance Sheets.

The portion of revenue not yet earned is recorded as a contract liability in the Consolidated Balance Sheets. Contract liabilities are recorded when the Company has received consideration or has an unconditional right to payment but has not yet transferred the related services. This represents the portion of revenue that will be recognized over the term of the respective agreements. The over time performance obligations fall in this category given the Company recognizes revenue over the non-cancelable term of the underlying contracts.

The changes in the contract liability balance during the three months ended March 31, 2026 were a result of normal business activity and were not materially impacted by any unusual or nonrecurring items. During the three months ended March 31, 2026, the Company recognized revenue of $29,449 that was included in the contract liability balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $16,203 that was included in the contract liability balance as of December 31, 2024. Contract liabilities are reflected in current liabilities for those to be recognized in less than 12 months and in non-current liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

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

Note 6. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which reflects valuation changes in available-for-sale fixed-maturity securities carried at fair value, net of income taxes.

The components of other comprehensive loss are as follows:

	Three Months Ended March 31,
	2026	2025
Unrealized changes on fixed-maturity securities
Balance at the beginning of the period	$—	$—
Unrealized losses on available-for-sale fixed-maturity securities	(482)	—
Deferred income taxes	121	—
Other comprehensive loss, net of income taxes	$(361)	$—
Balance at the end of the period	$(361)	$—

Note 7. Concentrations of Risk

The Company is exposed to certain concentrations of risk that could reasonably be expected to have a material impact on its business, financial condition, and results of operations, including customer concentration risk, related party concentration risk, and cash concentration risk.

Customer Concentration

A customer is considered significant if it represents 10% or more of total revenue or total receivables for the applicable period.

For the three months ended March 31, 2026, the Company had two customers that individually represented more than 10% of total revenue, collectively accounting for approximately 88.2% of total revenue. As of March 31, 2026, accounts receivable from customers individually representing more than 10% of total receivables totaled approximately $18,366 and are recorded within receivable from related parties in the Consolidated Balance Sheets.

For the three months ended March 31, 2025, the Company had two customers that individually represented more than 10% of total revenue, accounting for approximately 94.4% of total revenue. As of December 31, 2025, accounts receivable from customers individually representing more than 10% of total receivables totaled approximately $10,665 and are recorded within receivable from related parties in the Consolidated Balance Sheets.

Related Party Concentration

A significant portion of the Company's revenue is generated from customers affiliated with its controlling shareholder, HCI. Accordingly, the Company is exposed to concentration risk related to these related party customers. A reduction in, or loss of, revenue from these customers could have a material adverse effect on the Company's results of operations.

Cash Concentration

The Company maintains its cash and cash equivalents with high-quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts held exceed the amounts insured by the Federal Deposit Insurance Corporation.

Note 8. Related Party Transactions

Management Fee Revenue from Insurance Carriers

The following table presents underwriting and management services, as well as claim services revenue, recognized under agreements with related parties:

	Three Months Ended March 31,
Counterparty	2026	2025
TTIC (1)	$33,685	$33,758
CRM (2)	747	1,607
TRM (3)	3,550	1,259
HCM (4)	12,625	13,455
Total management fee revenue	$50,607	$50,079
(1)
EIS entered into an MGA agreement with TTIC.
(2)
EIS entered into an MGA agreement with CRM, the attorney-in-fact for CORE.
(3)
EIS entered into an MGA agreement with TRM, the attorney-in-fact for Tailrow.
(4)
On January 1, 2025, EIS entered into a policy administration service agreement with HCM for HCPCI.

Unearned revenue related to these agreements was recorded within contract liabilities in the Consolidated Balance Sheets and is presented as follows:

	March 31,	December 31,
Counterparty	2026	2025
TTIC	$34,943	$32,875
CRM	1,320	1,799
TRM	4,677	5,097
HCM	16,489	18,181
Total unearned revenue	$57,429	$57,952

Receivable from related parties related to these agreements are as follows:

	March 31,	December 31,
Counterparty	2026	2025
TTIC	$12,391	$9,516
CRM	191	68
TRM	1,195	501
HCM	5,885	946
Total receivable from related parties (1)	$19,662	$11,031
(1)
Such fees are typically settled in the month following the period in which the services were rendered.

Other Technology Services

The following table presents policy administration software services revenue and catastrophe claims software services revenue recognized from related parties:

	Three Months Ended March 31,
Service Type	2026	2025
Policy administration software services (1)	$8	$—
Catastrophe claims software services (2)	2,707	2,328
Total other technology services revenue	$2,715	$2,328
(1)
Effective January 1, 2025, the Company amended the agreement with HCM and only charges a flat per-claim fee to use ClaimColonyTM.

(2)
The Company provides catastrophe claims software services through the usage of its software, enabling efficient management and adjustment of the increased claim volumes arising from catastrophes. This service is offered to HCM, TTIC, CRM, and TRM under their respective agreements.

Unearned revenue and receivables from related parties related to catastrophe claims software services are as follows:

	March 31,	December 31,
	2026	2025
Unearned revenue (1)	$13,162	$15,096
Receivable from related parties (2)	$235	$232
(1)
Recorded within contract liabilities in the Consolidated Balance Sheets.
(2)
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

Related Party Service Agreements - Expenses

Agent Commissions

Under an agent commission agreement with Omega, a subsidiary of HCI, the Company pays commissions on premiums received in cash for policies issued by specific customers during the term of the agreement. Commission expenses pursuant to the agent commission agreement with Omega for the three months ended March 31, 2026 and 2025 were $29 and $34, respectively. These expenses are reflected in cost of revenue in the Consolidated Statements of Income. As of March 31, 2026 and December 31, 2025, the Company had commissions payable to Omega related to agent commissions of $8 and $12, respectively.

Claim Services

The Company receives field adjuster services provided by Griston Claim Services, Inc., a subsidiary of HCI, and pays a flat fee per claim and litigated claims handled. The Company also engages GCM, a subsidiary of HCI, to provide claims management services. Fees paid to GCM vary by program and claim type. For TTIC and Tailrow, the Company pays a per-claim fee for non-catastrophe claims, and a per-claim fee plus a percentage of incurred loss catastrophe claims. For CORE, the Company pays a per-claim fee plus a percentage of the amount expended for indemnification for catastrophe and non-catastrophe claims.

Expenses related to claim services are as follows:

	Three Months Ended March 31,
	2026	2025
Field adjuster services expenses	$531	$518
Claim management services	2,846	2,886
Total claim services expenses (1)	$3,377	$3,404
(1)
Recorded within cost of revenue in the Consolidated Statements of Income.

As of March 31, 2026 and December 31, 2025, accounts payable related to claim services were $1,185 and $861, respectively, and are included in payable to related parties within the Consolidated Balance Sheets. These fees are typically settled in the month following the period in which the services are rendered.

Office Leases

The Company leases office space in Tampa, Florida, from Century Park Holdings, LLC, a subsidiary of HCI, under an agreement that commenced on January 1, 2023 and expires on December 31, 2032. The Company also leases office space in Ocala, Florida, from Silver Springs Property Investment, LLC, a subsidiary of HCI, under an agreement that commenced on January 1, 2022 and was originally scheduled to expire on December 31, 2024. On July 4, 2024, the Company exercised a renewal option extending the lease term through December 31, 2027.

For the three months ended March 31, 2026 and 2025, lease expense related to these agreements was $383 for both periods presented. These expenses are included in cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Income.

As of March 31, 2026 and December 31, 2025, there were no accounts payable outstanding related to these leases, as payments are due on the first day of each calendar month.

Corporate Cost Allocation

The Company provided corporate services to TTIC under a cost allocation agreement between Exzeo and its affiliates, amended effective July 1, 2025, to remove TTIC from the scope of the agreement. Following this amendment, the Company ceased providing corporate services to TTIC under the cost allocation agreement.

Expenses allocated under this agreement during the three months ended March 31, 2025 were $825. Reimbursements received under the agreement are presented as a reduction in selling, general and administrative expenses within the Consolidated Statements of Income. All balances under this agreement were settled in 2025, and no amounts were outstanding as of March 31, 2026 or December 31, 2025.

Non-cash Capital Contributions

For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $4 and $21, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets. Refer to Note 12. Share-Based Compensation for additional details.

Note 9. Leases

Right-of-use assets and operating lease liabilities are as follows:

	March 31,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$6,576	$6,884
Liabilities:
Operating lease liabilities - current	$2,450	$2,413
Operating lease liabilities - non-current	4,479	4,832
Total operating lease liabilities	$6,929	$7,245

Weighted-average lease term and discount rate are as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.8	6.6
Weighted-average discount rate	6.3%	6.2%

The Company has entered into lease agreements with both affiliates and third parties. Refer to Note 8. Related Party Transactions for additional details. The Company's operating leases are summarized as follows:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Office space	3 to 10 years	Yes	(1), (2)
Office equipment	5.25 years	Not applicable	Not applicable

(1)
Includes variable lease payments.
(2)
Includes rent escalation provisions.

As of March 31, 2026, maturities of operating lease liabilities are as follows:

Due in 12 months following March 31,	Operating Leases
2026	$1,717
2027	1,604
2028	1,143
2029	1,165
2030	1,183
Thereafter	1,988
Total undiscounted liabilities	8,800
Less: Imputed interest and foreign taxes	1,871
Total operating lease liabilities	$6,929

Quantitative information regarding the components of lease cost and cash payments related to operating leases for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost (1)	$426	$435
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases	$408	$407

(1)
Included within cost of revenue, selling, general and administrative, and research and development expenses in the Consolidated Statements of Income.

Note 10. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $7,181 and $6,244, respectively, representing effective tax rates of 26.0% and 25.8%, respectively. The increase in effective tax rate primarily reflects permanent differences related to non-deductible executive compensation. The Company's estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes, permanent differences related to non-deductible expenses, and tax-exempt items.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers all positive and negative evidence, including recent operating results, available tax planning strategies, and forecasted future taxable income. The Company maintained a valuation allowance of $1,208 related to certain deferred tax assets as of March 31, 2026 and December 31, 2025, as it is more likely than not that such assets will not be realized.

Note 11. Earnings Per Share

Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method in calculating basic EPS because certain unvested restricted stock awards are considered participating securities, as the holders have non-forfeitable dividend rights. Under this method, earnings are allocated between common shareholders and participating securities based on their respective rights to receive dividends and undistributed earnings.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities are excluded from diluted EPS when their effect would be anti-dilutive. For the periods presented, weighted-average diluted shares outstanding were the same as weighted-average basic shares outstanding.

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net income	$20,406	$17,951
Less: Income attributable to participating securities	(568)	(873)
Income attributable to common shareholders	$19,838	$17,078
Denominator:
Weighted-average basic shares outstanding	88,385	78,709
Weighted-average diluted shares outstanding (1)	88,385	78,709
Basic and diluted earnings per share	$0.22	$0.22
(1)
For the periods presented, all potentially dilutive securities were excluded from the diluted earnings per share computation because their (i) effect would be anti-dilutive, (ii) exercise prices were "out-of-the-money," or (iii) contingent exercise conditions were unsatisfied.

Note 12. Share-Based Compensation

Share-based compensation cost is measured at the grant date fair value of the award and recognized over the requisite service period. Compensation expense is recorded within cost of revenue, selling, general and administrative, and research and development, expenses in the Consolidated Statements of Income. Forfeitures are accounted for as they occur.

Omnibus Incentive Plans

The Company's 2021 Omnibus Plan authorized the issuance of shares of common stock for equity-based compensation awards to employees, directors, and consultants. On November 4, 2025, the Company terminated the 2021 Omnibus Plan and adopted the 2025 Omnibus Plan, which authorized the issuance of up to 10,000,000 shares of common stock. Awards outstanding under the 2021 Omnibus Plan continue to be governed by the terms of that plan. As of March 31, 2026, 9,776,820 shares remained available for future grant under the 2025 Omnibus Plan.

Stock Options

Stock options generally vest based on service conditions, typically over four years, and have contractual terms of up to ten years. Stock option activity for the periods presented is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and options)	Options	Price	Term (in years)	Value (1)
Outstanding as of January 1, 2026	6,350,000	$23.00	5.75	$7,938
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2026	6,350,000	$23.00	5.50	$—
Exercisable as of March 31, 2026 (2)	6,350,000	$23.00	5.50	$—

Outstanding as of January 1, 2025	6,350,000	$23.00	6.75	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2025	6,350,000	$23.00	6.50	$—
Exercisable as of March 31, 2025	6,350,000	$23.00	6.50	$—

(1)
As of March 31, 2026, all options were out-of-the-money and the aggregate intrinsic value was zero.
(2)
Included in the stock options presented as exercisable are 6,000,000 options that are non-exercisable without approval of HCI's board of directors.

As of March 31, 2026, all outstanding stock options were vested and exercisable, subject to the approval requirement above for certain awards. For the three months ended March 31, 2026, there was no share-based compensation expense or deferred tax benefits related to stock options. For the three months ended March 31, 2025, the Company recognized $342 of compensation expense within selling, general and administrative expenses in the Consolidated Statements of Income related to stock options. Deferred tax benefits related to stock options for the three months ended March 31, 2025 were $25 and were recorded as an income tax benefit in the Consolidated Statements of Income. As of March 31, 2026 and December 31, 2025, there was no unrecognized compensation expense related to nonvested stock options.

Restricted Stock Awards

Nonvested restricted stock award activity during the three months ended March 31, 2026 and 2025 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	2,541,593	$4.68
Granted	15,000	$15.69
Vested	—	$—
Forfeited	(23,290)	$5.84
Nonvested as of March 31, 2026	2,533,303	$4.74

Nonvested as of January 1, 2025	4,120,174	$2.16
Granted	—	$—
Vested	(51,554)	$1.12
Forfeited	(100,500)	$3.00
Nonvested as of March 31, 2025	3,968,120	$2.15

Share-based compensation expense related to restricted stock awards are as follows:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense (1)	$736	$360
Deferred tax benefit (2)	$170	$62
Unrecognized compensation expense (end of period) (3)	$11,111	$7,794

(1)
Recorded within cost of revenue, selling, general and administrative, and research and development in the Consolidated Statements of Income.
(2)
Recorded within income tax expense in the Consolidated Statements of Income.
(3)
Represents unrecognized share-based compensation costs related to nonvested restricted stock awards. The remaining compensation expense is expected to be recognized over a weighted average period of approximately 4.0 years.

HCI Equity Incentive Plan

HCI maintains an incentive plan that provides restricted stock awards to employees of HCI and its subsidiaries. The terms of the restricted stock awards include service conditions and market conditions, and the awards generally vest over a period of four years. In December 2024, certain employees of HCI and its subsidiaries were transferred to the Company. The Company recognizes share-based compensation expense for those employees' nonvested shares based on the fair value determined by HCI at the original grant date and the same vesting terms established at the grant date. The awards are not remeasured following the transfer.

For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense related to HCI restricted stock of $4 and $21, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets.

Note 13. Shareholders' Equity

As of March 31, 2026, the Company was authorized to issue 350,000,000 shares of common stock and 150,000,000 shares of preferred stock, pursuant to its Fourth Amended and Restated Articles of Incorporation, which became effective on November 6, 2025. Common stock entitles holders to one vote per share.

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

Geographic Information

All of the Company's revenues are generated in the United States, and substantially all of its long-lived assets are located in the United States. As a result, no geographic information by country is presented. Refer to Note 7. Concentrations of Risk for additional details.

The consolidated revenue, net income and significant expense categories regularly reviewed by the CODM for the periods indicated are as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$55,534	$52,407
Cost of revenue:
Policy commission and related expenses	12,174	12,667
Outsourced claims fees	1,529	2,255
Direct personnel expense	4,984	5,016
Other operating expenses	3,534	3,047
Depreciation and amortization	570	597
Gross profit	32,743	28,825
Operating expenses:
Selling, general and administrative:
Personnel cost	3,940	2,089
Other operating expenses	1,276	617
Research and development	2,306	2,221
Depreciation and amortization	146	101
Total operating expenses	7,668	5,028
Operating income	25,075	23,797
Investment income	2,512	398
Income before income taxes	$27,587	$24,195
Income tax expense	7,181	6,244
Net income	$20,406	$17,951

Note 15. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in legal and regulatory proceedings arising in the ordinary course of business. The Company accrues a liability for loss contingencies when a loss is both probable and reasonably estimable.

As of March 31, 2026 and December 31, 2025, the Company was not a party to any legal proceedings that, individually or in the aggregate, were expected to have a material adverse effect on its financial position, results of operations, or cash flows, and no related liabilities were recorded.

Lease Commitments

The Company leases office space and certain equipment under non-cancelable operating lease agreements with initial terms ranging from three to ten years, which may include renewal options or rent escalation provisions. Refer to Note 9. Leases for additional details.

Indemnification Obligations

The Company provides indemnification obligations under certain customer agreements, which may require the Company to defend against claims arising from breaches of contractual obligations. These indemnification provisions generally do not specify a maximum potential payment amount.

As of March 31, 2026 and December 31, 2025, the Company had not recorded any liabilities related to indemnification obligations, as management determined that no losses were probable and reasonably estimable.

Regulatory Matters

The Company is subject to various federal and state regulatory requirements applicable to its operations.

As of March 31, 2026 and December 31, 2025, the Company was not aware of any regulatory matters that were expected to have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 26, 2026 ("2025 Annual Report"). This section is intended to provide management’s perspective on our financial performance, material events, trends, and uncertainties that may affect our business, financial condition, results of operations, and cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future results of operations, financial position, market opportunity, business strategy, plans, objectives, and factors affecting our performance are forward-looking statements. In some cases, forward-looking statements can be identified by words such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions.

These forward-looking statements are based on management's current expectations, assumptions, estimates and projections. While we believe these expectations and assumptions are based on reasonable information, forward-looking statements are inherently predictive in nature and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those discussed or referenced in Part II, Item 1A "Risk Factors" in this Quarterly Report and in other reports we file with the SEC.

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

In addition, we operate in a highly competitive and regulated environment. Competitive pressures, consolidation within the insurance industry, regulatory scrutiny of delegated authority and claims administration functions, and evolving data privacy and cybersecurity requirements could adversely affect our business, financial condition, and results of operations. Natural catastrophes, environmental risks, and climate-related events may significantly impact our customers’ P&C insurance operations, which could in turn affect demand for our products and services. Our business also depends on the reliability and security of our information systems and third-party cloud infrastructure, and any system failures, security breaches, or unauthorized disclosures of sensitive data could result in operational disruptions, regulatory action, litigation or reputational harm.

Our ownership structure further presents additional risks. HCI controls the direction of our business through its ownership interests, and this concentrated ownership limits the ability of other shareholders to influence significant corporate decisions. Potential conflicts of interest may arise between HCI and us, including those involving our executive officers and directors who hold positions or financial interests. In addition, if HCI were to sell a controlling interest of the Company in a private transaction, shareholders may not receive a change-of-control premium and we could become subject to control by an unknown third party. We may also face challenges in realizing the anticipated benefits of operating as a standalone public company, including increased costs, regulatory compliance obligations, and demands on management resources.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report and in the 2025 Annual Report.

You are cautioned not to place undue reliance on such forward-looking statements, which are not guarantees of future performance, and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. Any forward-looking statement in this Quarterly Report speaks only as of the date of such statement, and except as required by federal securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

Company Overview

Exzeo provides turnkey insurance technology and operations solutions to insurance carriers and their agents (collectively referred to as Exzeo's "customers") through a proprietary platform of internally developed software and data analytics applications designed specifically for the P&C insurance market.

Our Insurance-as-a-Service platform, referred to as the Exzeo Platform, includes nine highly configurable software and analytics applications that are purpose-built to serve the insurance value chain. The Exzeo Platform provides technology-based solutions for operational and administrative activities and functions performed by insurance carriers and their agents, including quoting and underwriting, policy management, claims management, data reporting, and financial reporting. Through these capabilities, the Exzeo Platform streamlines and automates insurance operational workflows across carriers, agents and policyholders.

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

The Exzeo Platform is a proprietary suite of software, analytics, and visualization tools capable of supporting, enhancing, or replacing legacy operational systems commonly used in the insurance industry. We enter into MGA or policy administration services agreements with our insurance-industry customers under which we serve as an MGA of an insurance carrier or provide services to a carrier's MGA in exchange for fees largely based on a percentage of managed premiums. Under these agreements, we utilize the Exzeo Platform to provide policy issuance and renewal services, as well as management services such as soliciting and negotiating reinsurance for authorized programs, managing and maintaining policy administration, and providing claims management.

Key Factors and Trends Affecting Results of Operations

We believe our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled Item 1A. Risk Factors, included in our 2025 Annual Report.

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
•
New customer success and retention. We have relied and expect to continue to rely on customer relationships with a relatively small number of carriers in the P&C insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations, and financial condition. As part of our growth strategy, we are focused on expanding our customer base by developing new partnerships with additional carriers and their agents. Our future operating results will depend, in part, on the rate at which we acquire new customers that are not affiliates of HCI and maintain our relationships with existing customers as measured by the amount of managed premium on our platform. We believe that introducing these prospective customers to the advantages of our technology and variable fee structure will be critical to diversifying our revenue and reducing customer concentration over time. Our ability to support this expansion depends on the continued performance of our customer success and support teams, which are critical to ensuring high customer satisfaction, adoption, and retention.
•
National expansion strategy / Expansion into new geographies and use cases. We believe national expansion will be a key driver of our long-term growth and success of our business. As of March 31, 2026, we provide services to P&C companies in Connecticut, Florida, Georgia, Massachusetts, Montana, Nevada, New Jersey, New Mexico, North Carolina, Rhode Island, South Carolina, South Dakota, and Utah. We expect to apply our highly scalable model nationally, using a tailored approach in each state that reflects its regulatory environment and local market dynamics. We aim to expand rapidly and efficiently across different geographies while maintaining a high level of control over our strategy within each market. State expansion should create a broader base from which to grow premiums and increase the geographic diversity in the policyholder base and risk portfolio that we manage. We believe that broader geographic diversification will also improve our ability to secure favorable terms from reinsurers, improving the overall cost structure and profitability for our customers.

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
•
Transition to a standalone public company. Since our IPO in November 2025, we became subject to federal and state securities laws, and applicable stock exchange requirements. Operating as a standalone public company requires us to build and enhance governance structures and corporate functions including external financial reporting, internal audit, treasury, investor relations, Board of Directors and Officer support, and stock administration, which have resulted, and are expected to continue to result, in additional costs.

Presentation of Financial Information

Unless otherwise indicated, all dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands. Percentages, ratios, and per policy figures are based on the underlying whole dollar amount.

Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. These operational measures are presented as follows:

	Three Months Ended March 31,
(in thousands, except percentages, counts, and per policy figures)	2026	2025
Managed Premium	$1,429,141	$1,244,408
Managed Policies	327,233	278,382
Premium Per Policy	$4,367	$4,470
Gross Dollar Retention Rate	91.4%	92.8%
Net Dollar Retention Rate	114.8%	264.2%
Annual Recurring Revenue	$216,181	$198,742

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

Managed premiums attributable to insurance policies written in Florida represented 91.7% and 90.1% of total managed premiums for the three months ended March 31, 2026 and 2025, respectively.

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

Gross Dollar Retention Rate

Gross dollar retention rate measures the percentage of managed premium retained from our customers' existing policyholders. We calculate gross dollar retention rate by measuring the managed premium attributable to policyholders who remained active as of the end of the current period and dividing this amount by the managed premium attributable to those same policyholders as of the end of the corresponding prior-year period (i.e., twelve months earlier). We believe the gross dollar retention rate is a valuable indicator of platform engagement among existing policyholders and provides insight into our ability to retain and sustain premium volume over time through our services.

As of March 31, 2026 and 2025, managed premiums attributable to policyholders active from the end of the prior-year period used in the gross dollar retention rate calculation were $1,137,161 and $437,095, respectively.

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

Annual Recurring Revenue

We use ARR as a key operational metric to assess the scale of our recurring revenue generated from managed premium. ARR is defined as the sum of each customer's managed premiums, multiplied by their respective contractual fee rates, plus any applicable policy fee income associated with managed policies as of the period end date. ARR excludes revenue from nonrecurring sources, such as catastrophe services.

Components of Operating Results

Revenue

We generate revenue from three primary sources: underwriting and management services, claim services, and other technology services. Underwriting and management services include policy issuance and renewal, reinsurance placement, and administrative support, with fees tied to a percentage of premiums written or assumed, plus related policy fees. Claim services involve investigating, adjusting, and settling claims, including catastrophe-related claims, with pricing based on percentage of premiums written or assumed, per-claim fees and/or a percentage of indemnification costs. Other technology services are primarily derived from proprietary software solutions offered through Software-as-a-Service service agreements, with fees based on a combination of policy or claim volumes, fixed charges, or percentages of claims handled.

Cost of Revenue

Our cost of revenue includes expenses directly attributable to delivering our services that generate revenue, such as salaries and benefits for employees supporting underwriting, management, administrative, and claim services. For specific customers, we collect fees that include agent commissions and remit those commissions to agents. Cost of revenue also includes amortization of capitalized internal-use-software and other intangible assets used to provide services, information technology expenses supporting policy underwriting, administrative functions, and claim handling services, and allocated overhead. Claim handling costs include adjustment, investigation, defense, recording, and payment functions. Allocated expenses from departments supporting these functions are also included in cost of revenue.

Gross Profit

Gross profit represents revenue less cost of revenue. The increase in gross profit in recent periods was primarily driven by growth in managed premium, which allows us to leverage our relatively fixed cost structure. As we continue to scale and achieve operational efficiencies, we expect gross margins to improve over time.

Selling, General and Administrative expenses

Selling, general and administrative expenses represent costs associated with supporting operations and primarily consist of employee compensation, including share-based compensation and benefits for our finance, IT, human resources, legal, sales, and general management functions, as well as facilities and professional services.

Research and Development

Our research and development costs consist primarily of personnel expenses, including salaries and benefits, bonuses, share-based compensation, facilities, and related overhead costs for employees engaged in the design and development of our technology offerings and other internally developed systems and applications.

Depreciation and Amortization

Depreciation and amortization costs reflect expenses associated with the ongoing use of our tangible long-lived assets, including computer hardware, office furniture and equipment, and leasehold improvements.

Investment Income

Investment income represents interest and returns earned from both short‑term and long‑term investments. The principal factors that influence investment income include the size and composition of our investment portfolio, the mix of short‑ and long‑duration assets, prevailing market conditions, and the yields generated over time.

Income Tax Expense

Income tax expense primarily consists of domestic corporate federal and state income taxes related to the sale of our services. The effective tax rate can be affected by many factors, including changes in tax laws, states in which we operate, regulations or rates, new interpretations of existing laws or regulations, and changes to our overall levels of income before tax.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Selected financial information for the three months ended March 31, 2026, and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Three Months Ended March 31,		Percentage of Revenue		Increase (Decrease)
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$55,534	$52,407	100.0%	100.0%	6.0%
Cost of revenue	22,791	23,582	41.0%	45.0%	(3.4)%
Gross profit	32,743	28,825	59.0%	55.0%	13.6%
Selling, general and administrative	5,216	2,706	9.4%	5.2%	92.8%
Research and development	2,306	2,221	4.2%	4.2%	3.8%
Depreciation and amortization	146	101	0.3%	0.2%	44.6%
Total operating expenses	7,668	5,028	13.9%	9.6%	52.5%
Operating income	25,075	23,797	45.2%	45.4%	5.4%
Investment income	2,512	398	4.5%	0.8%	531.2%
Income before income taxes	$27,587	$24,195	49.7%	46.2%	14.0%
Income tax expense	7,181	6,244	12.9%	11.9%	15.0%
Net income	$20,406	$17,951	36.8%	34.3%	13.7%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management services	$45,928	$43,250	2,678	6.2%
Claim services (1)	6,891	6,829	62	0.9%
Other technology services	2,715	2,328	387	16.6%
Total revenue	$55,534	$52,407	3,127	6.0%

(1)
A portion of this revenue is earned through services delivered directly via outsourcing to a subsidiary of HCI. Although this revenue is recognized on a gross basis because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from the subsidiary of HCI closely match the revenue recognized. Refer to Non-GAAP Financial Measures for additional details.

Revenue increased by $3,127, or 6.0%, to $55,534 for the three months ended March 31, 2026, compared to $52,407 for the same period in 2025, driven primarily by new customers along with growth in underwriting and management services from our existing customer base.

Underwriting and management revenue increased by $2,678, or 6.2%, to $45,928 for the three months ended March 31, 2026, compared to $43,250 for the same period in 2025, representing 82.7% and 82.5% of total revenue, respectively. The increase was primarily driven by higher managed premiums from two new customers onboarded at the end of 2025, along with growth in underwriting and management services from our existing customer base. As a percentage of revenue, underwriting and management services remained generally consistent year-over-year.

Claim services revenue remained relatively flat at $6,891 for the three months ended March 31, 2026, compared to $6,829 for the same period in 2025, representing 12.4% and 13.0% of total revenue, respectively. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $387, or 16.6%, to $2,715 for the three months ended March 31, 2026, compared to $2,328 for the same period in 2025, representing 4.9% and 4.5% of total revenue, respectively. The slight increase was primarily driven by higher catastrophe software service revenue due to the stage of completion of certain catastrophic events (i.e., Hurricane Ian) in the current period. As these contracts progress, the estimation uncertainty declined, which contributed to higher revenue recognition. Because catastrophe-related software activity is event driven, revenue from these services may vary period to period.

Cost of Revenue

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$3,534	$12,667	$(9,133)	(72.1)%
Outsourced claims fees	570	2,255	(1,685)	(74.7)%
Direct personnel expense	32,743	5,016	27,727	552.8%
Other operating expenses	—	3,047	(3,047)	(100.0)%
Depreciation and amortization	—	597	(597)	(100.0)%
Total cost of revenue	$36,847	$23,582	$13,265	56.3%

Cost of revenue decreased by $791, or 3.4%, to $22,791 for the three months ended March 31, 2026, compared to $23,582 for the same period in 2025, representing 41.1% and 45.0% of total revenue, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by improved operating leverage from higher revenue volumes.

Policy commission and related expenses decreased by $493, or 3.9%, to $12,174 for the three months ended March 31, 2026, compared to $12,667 for the same period in 2025, representing 21.9% and 24.2% of total revenue, respectively. The decrease was primarily due to lower written premiums by the single carrier with policy commission services. The weighted average commission rate was relatively consistent at 9.0% for 2026 and 2025.

Outsourced claims fees decreased by $726, or 32.2%, to $1,529 for the three months ended March 31, 2026, compared to $2,255 for the same period in 2025, representing 2.8% and 4.3% of total revenue, respectively. The decrease was primarily due to lower catastrophe claims development and reduced litigation related activity in 2026 compared with 2025, when claims development and related litigation costs were elevated due to claims arising from storms that occurred in late 2024. Catastrophe related activity is inherently volatile and may not recur at similar levels in future periods.

Direct personnel expense remained relatively flat at $4,984 for the three months ended March 31, 2026, compared to $5,016 for the same period in 2025, representing 9.0% and 9.6% of total revenue, respectively. As a percentage of revenue, the direct personnel expense decreased due to improved operational leverage.

Other operating expenses increased by $487, or 16.0%, to $3,534 for the three months ended March 31, 2026, compared to $3,047 for the same period in 2025, representing 6.4% and 5.8% of total revenue, respectively. The increase was driven by higher claims management activity along with higher postage and related fees due to significantly higher policy volumes in 2026. These increases were partially offset by the bank fee charges following a system optimization initiative implemented in mid 2025.

Depreciation and amortization remained relatively flat at $570 for the three months ended March 31, 2026, compared to $597 for the same period in 2025, representing 1.0% and 1.1% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially affect our cost structure.

Operating Expenses

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$7,814	$2,706	$5,108	188.8%
Research and development	25,075	2,221	22,854	1029.0%
Depreciation and amortization	2,512	101	2,411	2387.1%
Total operating expenses	$35,401	$5,028	$30,373	604.1%

Operating expenses increased by $2,640, or 52.5%, to $7,668 for the three months ended March 31, 2026, compared to $5,028 for the same period in 2025, representing 13.8% and 9.6% of total revenue, respectively. The increase was primarily driven by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased by $2,510, or 92.8%, to $5,216 for the three months ended March 31, 2026, compared to $2,706 for the same period in 2025, representing 9.4% and 5.2% of total revenue, respectively. Employee-related costs accounted for approximately half of the increase, primarily due to a higher portion of discretionary compensation costs being reflected in selling, general and administrative expenses rather than in cost of revenue as accruals were finalized, along with salary and wage expenses resulting from higher headcount to support continued business growth. In addition, the increase reflects lower overhead allocations to TTIC following the sale of TTIC to HCI in July 2024. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs which were allocated using methodologies appropriate to each cost type and applied consistently for all periods presented. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025. The remaining increase reflects higher operating costs associated with being a publicly traded Company.

Research and development expenses remained relatively flat at $2,306 for the three months ended March 31, 2026, compared to $2,221 for the same period in 2025, representing 4.2% of total revenue in both periods. Research and development was relatively unchanged year-over-year and did not materially affect our cost structure.

Depreciation and amortization remained relatively flat at $146, for the three months ended March 31, 2026, compared to $101 for the same period in 2025, representing 0.3% and 0.2% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially affect our cost structure.

Investment Income

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Investment income	$20,406	$398	$20,008	5027.1%

Investment income increased by $2,114, or 531.2%, to $2,512 for the three months ended March 31, 2026, compared to $398 for the same period in 2025, primarily due to higher average investable cash balances following our IPO in late 2025 and strategic deployment of capital into interest-bearing cash equivalents and available-for-sale securities. While market interest rates and yields were lower compared to the prior year, the significantly larger balances held in money market and deposit accounts more than offset the lower yield environment. Investment income may fluctuate in future periods based on cash levels, timing of proceeds deployment, and market conditions.

Income Tax

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$—	$24,195	$(24,195)	-100.0%
Income tax expense	$-	$6,244	$(6,244)	-100.0%
Effective tax rate	26.0%	25.8%

Income tax expense increased by $937, or 15.0%, to $7,181 for the three months ended March 31, 2026, compared to $6,244 for the same period in 2025. Our effective tax rate was 26.0% for the three months ended March 31, 2026, compared to 25.8% for the same period in 2025.

Our effective tax rate for both periods differed from the U.S. federal statutory rate of 21.0% primarily driven by state income taxes, net of federal tax benefits, and other immaterial nondeductible expenses. The year-over-year change in the effective tax rate was not material for the periods presented. We expect our effective tax rate to continue to vary from the statutory rate due to similar permanent differences and state tax obligations. There were no material changes in our income tax estimation methodologies for the periods presented. The year-over-year increase in the income tax expense was primarily driven by higher income before income taxes.

Non-GAAP Financial Measures

In addition to results determined in accordance with GAAP, we use certain non-GAAP financial measures to evaluate our operating performance and make strategic decisions. These non-GAAP financial measures include Adjusted EBITDA, Adjusted Revenue, Adjusted EBITDA Margin, and Free Cash Flow. Management believes these measures provide useful supplemental information for investors by facilitating comparisons of performance across reporting periods and with other companies in the industry, many of which use similar non-GAAP financial measures.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted to exclude income tax expense, interest expense, investment income, depreciation and amortization, and share-based compensation expense. Management uses Adjusted EBITDA as a key measure of operating performance and to assess the results of the business excluding certain items that are not considered indicative of core operating results. Adjusted EBITDA should not be viewed in isolation or as a substitute for net income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The reconciliation of net income to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Net income	$20,406	$17,951
Income tax expense	7,181	6,244
Investment income	(2,512)	(398)
Depreciation and amortization	2,512	398
Share-based compensation	740	723
Adjusted EBITDA (1)	$28,327	$24,918
(1)
The Company did not have any interest expense for the periods presented.

Adjusted Revenue

We define Adjusted Revenue as the portion of revenue earned through services delivered directly via our proprietary platform technology. This metric excludes revenue associated with services primarily within claims management that are outsourced to a subsidiary of HCI. Although this revenue is recognized on a gross basis under GAAP because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from outsourced service providers closely match the revenue recognized. Management believes Adjusted Revenue provides investors with useful insight into the performance and scalability of our core platform services and reflects the revenue generated from internally delivered operations, excluding variability associated with outsourced service arrangements. This non-GAAP measure should not be considered in isolation or as a substitute for total revenue or any other performance measure calculated in accordance with GAAP.

The reconciliation of the Adjusted Revenue for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Revenue	$55,534	$52,407
Less: Outsourced claims fees	570	2,255
Adjusted Revenue	$54,964	$50,152

Adjusted EBITDA Margin

We define Adjusted EBITDA Margin as Adjusted EBITDA expressed as a percentage of Adjusted Revenue. This non-GAAP measure provides management and investors with additional insight into the Company's operating efficiency and the scalability of our business model, as it reflects our progress toward long-term profitability. The most directly comparable GAAP measure is net income margin, which is calculated as net income divided by GAAP revenue.

The calculation of Adjusted EBITDA Margin for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands, except percentages)	2026	2025
Numerator: Adjusted EBITDA	$28,327	$24,918
Denominator: Adjusted Revenue	54,964	50,152
Adjusted EBITDA Margin (1)	51.5%	49.7%
(1)
The inputs used to derive Adjusted EBITDA Margin are defined and reconciled to their most directly comparable GAAP measures in the preceding tables above. Adjusted EBITDA is reconciled to net income, and Adjusted Revenue is reconciled to GAAP revenue, in each case as presented elsewhere in this filing. Net income margin represents the comparable GAAP measure.

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

The reconciliation of Free Cash Flow for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Cash provided by operating activities	$25,472	$19,772
Less: Capital expenditures	327	769
Free Cash Flow	$25,145	$19,003

Liquidity and Capital Resources

General

Our principal sources of liquidity, consisting of cash and cash equivalents and cash generated from operations, are presented as follows:

	March 31,	December 31,
(Unaudited, in thousands)	2026	2025
Cash and cash equivalents	$231,381	$305,372
Working capital	$162,353	$241,432

Cash and cash equivalents decreased during the three months ending March 31, 2026, primarily due to purchases of fixed-maturity securities classified as available-for-sale, partially offset by cash generated from operating activities. Working capital also decreased during the period, primarily reflecting the same investment activity; as the available-for-sale fixed-maturity securities were classified as non-current based on management's intent not to use the investments for current operating purposes.

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

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale fixed-maturity securities.

As of March 31, 2026, we had $98,516 of available-for-sale fixed-maturity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

Sources of Liquidity

Our capital requirements depend on several factors, including the volume of insurance policies managed on our platform, the level of claims related services we provide, operating expenses, investments in information technology systems, and the expansion of sales and marketing activities.

Our current liquidity sources consist primarily of existing cash and cash equivalents and cash generated from operations. In the future, we may raise additional funds through the issuance of debt or equity securities or the borrowing of money. There can be no assurance that such financing would be available on favorable terms, or at all.

Cash Flow Summary

A summary of cash flows is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$25,472	$19,772
Investing activities	$(99,321)	$(769)
Financing activities	$(57)	$—

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $25,472, an increase of $5,700 from $19,772 for the same period in 2025. The increase is primarily driven by higher net income along with favorable working capital changes, including lower cash paid for income taxes due to the timing of payments during the current period. These favorable impacts were partially offset by an increase in accounts receivable, primarily due to business expansion and the timing of customer billings as well as other working capital movements. Operating cash flows may vary based on the timing of customer receipts and vendor payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $99,321, compared to $769 for the same period in 2025, an increase in cash used of $98,552. The increase was primarily due to purchases of available-for-sale fixed-maturity securities during the 2026 period. Capital expenditures also continued in support of software development and infrastructure, consistent with our strategy to support and enhance core operations.

Financing Activities

Net cash used in financing for the three months ended March 31, 2026 was $57, compared to $0 for the same period in 2025. The financing cash outflow in the first quarter of 2026 reflects the payment associated with the Company's IPO in 2025. Certain cash payments for these costs occurred in the first quarter of 2026 due to the timing of invoice receipt and settlement.

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

We believe the following accounting policies involve significant judgment and estimates and are critical to an understanding of our financial condition and results of operations: Revenue recognition, Share-based compensation, Income taxes.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are discussed further in our 2025 Annual Report, filed with the SEC on February 26, 2026. For the three months ended March 31, 2026, there have been no other material changes with respect of any of our critical accounting policies.

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

We allocate the transaction price to performance obligations based on their relative standalone selling prices. For most performance obligations, we estimate standalone selling prices using an expected cost-plus-margin approach, which requires significant judgment regarding forecasted fulfillment costs and appropriate market-based margins. Changes in these estimates, including changes in product or service mix, or revisions to our assessment of the market-based margins, could affect the standalone selling prices used to allocate consideration in new or renewal of existing contracts and thus result in the impact of the amount and timing of revenue recognized for each performance obligation. Our approach to determining standalone selling prices, including the underlying assumptions regarding fulfillment costs forecasts and margin estimates, remained consistent and did not change materially over the periods presented.

Because our fees are generally usage-based and tied to the underlying insurance policies written by our customers, the transaction price often includes variable consideration. While our customer contracts typically span multiple years, the underlying insurance policies can be cancelled by policyholders without penalty. As a result, the uncertainty related to underlying policy volume, not termination of the MGA or customer agreement itself, drives our application of the ASC 606 constraint. We therefore constrain variable consideration to the amounts that are not probable of significant reversal. This assessment requires judgment and involves assumptions about policyholder behavior, seasonality, expected policy retention, and inherent volatility of premiums written. We update these estimates quarterly based on the most recent available information. The assumptions used to evaluate and constrain variable consideration, including expected volume and retention behavior, were applied consistently and did not change materially during the periods presented.

Share-Based Compensation

We account for share-based compensation awards under our shareholder-approved incentive plans in accordance with the fair value recognition provisions of GAAP, recognizing expense based on grant-date fair value over the requisite service period. Our share-based awards primarily consist of restricted stock awards and stock options with service-based or market-based vesting conditions. Restricted stock awards are granted with either time-based or market-based vesting conditions tied to our stock price (e.g., share price thresholds sustained over a defined period) and are expensed over the requisite service period based on grant-date fair value. For awards with market-based vesting conditions, the grant-date fair value incorporates the probability of achieving the market condition and is not subsequently adjusted.

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

For awards granted while we were a private company, we determined the fair value of our common stock using third-party valuations under Internal Revenue Code Section 409A. These valuations incorporated assumptions regarding future performance, market conditions, and comparable company data. Inputs such as estimated stock price and expected price volatility used in these valuation methods were derived from analyses of public peer companies with similar characteristics. For awards granted after our IPO, the grant-date fair value of our common stock is based on the quoted market price of our common stock on the date of grant.

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

As a member of a consolidated U.S. federal income tax return with HCI, we are subject to the group's tax-sharing arrangements. Our estimate of tax expense is sensitive to changes in the effective rate applied to our standalone results, which may differ from statutory rates due to business mix or transaction-related effects.

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

We will remain an EGC until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.00 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700.0 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

New Accounting Guidance

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to limited market risks in the ordinary course of our business, primarily related to interest-rate movements affecting cash balances and fixed-maturity securities, inflationary cost pressures, and credit concentrations arising from cash deposits and customer receivables. We maintain a conservative capital structure with no significant outstanding debt, and we do not engage in trading or speculative investment activities. Because our revenues are derived primarily from fixed-fee service arrangements rather than market-sensitive instruments, our direct exposure to changes in market prices, interest rates, or foreign-currency exchange rates is not material other than the impact of interest-rate changes on the fair value of our investment portfolio.

As of March 31, 2026, our investment portfolio included available-for-sale fixed-maturity securities, the purposes of which are not for speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our shareholders’ equity. As such, any material temporary changes in their fair value can adversely impact our shareholders’ equity.

Interest Rate Risk

We are exposed to interest rate risk primarily through cash and cash equivalents and available-for-sale fixed-maturities. Our fixed-maturities consist of U.S Treasury securities, which are carried at fair value. As a result, changes in the market interest rates may affect the fair value of these securities and could result in unrealized gains or losses recorded in other comprehensive income. We have no variable-rate borrowings outstanding.

Inflationary Risk

Inflationary pressures, such as increases in costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a sustained high rate of inflation in the future could adversely affect our ability to maintain or increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our services do not increase as much, or more than our costs.

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

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our available-for-sale fixed-maturity securities. We mitigate the risk by investing in available-for-sale fixed-maturity securities that are generally investment grade. The Company's investment portfolio consists entirely of U.S. Treasury securities. Given the high credit quality of these instruments, the Company concluded the expected credit losses are immaterial.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable and notes receivable. We limit our exposure by performing credit evaluations when deemed necessary but do not require collateral to secure amounts owed by customers. Refer to Note 7. Concentrations of Risk for additional details.

Foreign Currency Risk

We conduct certain operations through a subsidiary in India that provides software development and support services. Because the subsidiary's functional currency is in the U.S. dollar, we are not exposed to material foreign-currency translation risk. We may experience minor transaction gains or losses on Indian-rupee-denominated expenses or payables, but such amounts have not been material. We do not currently use hedging instruments and believe our exposure to foreign-currency fluctuations is not material.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our CEO (who is our principal executive officer) and CFO (who is our principal financial officer), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated changes in our internal control over financial reporting during the quarter ended March 31, 2026. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to claims and legal actions arising in the ordinary course of business. Based on information currently available, we are not involved in any legal proceedings that, in our judgment, are likely to have a material adverse effect on our unaudited interim consolidated financial position, results of operations, or cash flows. Refer to Note 15. Commitments and Contingencies for additional details.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Sales of Unregistered Securities

We did not sell or issue any unregistered equity securities during the three months ended March 31, 2026.

(b)
Use of Proceeds from Registered Securities

Our registration statement on Form S-1, as amended (File No. 333-290500), became effective under Section 8(a) of the Securities Act of 1933, as amended, on November 4, 2025. As of March 31, 2026, there have been no material changes in the planned use of proceeds from that previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

(c)
Repurchases of Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements Under Item 408 of Regulation S-K

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K, nor did the Company during the fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

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
101*

The following materials from Exzeo Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes (i) The Consolidated Balance Sheets (ii) The Consolidated Statements of Income (iii) The Consolidated Statements of Comprehensive Income (Loss) (iv) The Consolidated Statements of Shareholders' Equity, (v) The Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exzeo Group, Inc.

Date: May 7, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Suela Bulku
Suela Bulku
Chief Financial Officer
(Principal Financial and Accounting Officer)