Form 10-Q/A
period 2026-03-31
Exzeo Group, Inc.
filed 2026-05-15
CIK 1873951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Exzeo Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10‑Q/A (this “Amendment”) to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026, as originally filed with the Securities and Exchange Commission on May 7, 2026 (“Original Filing”). This Amendment is being filed to revise certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I). These revisions relate solely to the presentation of tabular disclosures for the “Cost of Revenue,” “Operating Expenses,” “Investment Income,” “Income Tax,” “Adjusted EBITDA,” “Adjusted Revenue” and “Adjusted EBITDA Margin” set forth in that section of the Original Filing, as the contents of such tables in the Original Filing inadvertently included incorrect information due to a technical issue. No changes have been made to the Company’s financial statements or the notes thereto, as contained in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of Item 2 as amended. In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because this Amendment does not include or amend disclosures under Items 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

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

Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. These operational measures are presented as follows:

	Three Months Ended March 31,
(in thousands, except percentages, counts and per policy figures)	2026	2025
Managed Premium	$1,429,141	$1,244,408
Managed Policies	327,233	278,382
Premium Per Policy	$4,367	$4,470
Gross Dollar Retention Rate	91.4%	92.8%
Net Dollar Retention Rate	114.8%	264.2%
Annual Recurring Revenue	$216,181	$198,742

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

Selected financial information for the three months ended March 31, 2026, and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Three Months Ended March 31,		Percentage of Revenue		Increase (Decrease)
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$55,534	$52,407	100.0%	100.0%	6.0%
Cost of revenue	22,791	23,582	41.0%	45.0%	(3.4)%
Gross profit	32,743	28,825	59.0%	55.0%	13.6%
Selling, general and administrative	5,216	2,706	9.4%	5.2%	92.8%
Research and development	2,306	2,221	4.2%	4.2%	3.8%
Depreciation and amortization	146	101	0.3%	0.2%	44.6%
Total operating expenses	7,668	5,028	13.9%	9.6%	52.5%
Operating income	25,075	23,797	45.2%	45.4%	5.4%
Investment income	2,512	398	4.5%	0.8%	531.2%
Income before income taxes	$27,587	$24,195	49.7%	46.2%	14.0%
Income tax expense	7,181	6,244	12.9%	11.9%	15.0%
Net income	$20,406	$17,951	36.8%	34.3%	13.7%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management	$45,928	$43,250	2,678	6.2%
Claim services (1)	6,891	6,829	62	0.9%
Other technology services	2,715	2,328	387	16.6%
Total revenue	$55,534	$52,407	3,127	6.0%

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

Cost of Revenue

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$12,174	$12,667	$(493)	(3.9)%
Outsourced claims fees	1,529	2,255	(726)	(32.2)%
Direct personnel expense	4,984	5,016	(32)	(0.6)%
Other operating expenses	3,534	3,047	487	16.0%
Depreciation and amortization	570	597	(27)	(4.5)%
Total cost of revenue	$22,791	$23,582	$(791)	(3.4)%

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

Operating Expenses

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$5,216	$2,706	$2,510	92.8%
Research and development	2,306	2,221	85	3.8%
Depreciation and amortization	146	101	45	44.6%
Total operating expenses	$7,668	$5,028	$2,640	52.5%

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

Investment Income

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Investment income	$2,512	$398	$2,114	531.2%

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

Income Tax

	Three Months Ended March 31,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$27,587	$24,195	$3,392	14.0%
Income tax expense	$7,181	$6,244	$937	15.0%
Effective tax rate	26.0%	25.8%

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

The reconciliation of net income to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Net income	$20,406	$17,951
Income tax expense	7,181	6,244
Investment income	(2,512)	(398)
Depreciation and amortization	716	698
Share-based compensation	740	723
Adjusted EBITDA (1)	$26,531	$25,218
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

The reconciliation of the Adjusted Revenue for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands)	2026	2025
Revenue	$55,534	$52,407
Less: Outsourced claims fees	1,529	2,255
Adjusted Revenue	$54,005	$50,152

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

The calculation of Adjusted EBITDA Margin for the periods presented is as follows:

	Three Months Ended March 31,
(Unaudited, in thousands, except percentages)	2026	2025
Numerator: Adjusted EBITDA	$26,531	$25,218
Denominator: Adjusted Revenue	54,005	50,152
Adjusted EBITDA Margin (1)	49.1%	50.3%
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

New Accounting Guidance

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements for a discussion of new accounting standards.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C.ss 1350
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C.ss 1350
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exzeo Group, Inc.

Date: May 15, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Suela Bulku
Suela Bulku
Chief Financial Officer
(Principal Financial and Accounting Officer)