Form 10-Q
period 2026-06-30
Exzeo Group, Inc.
filed 2026-08-07
CIK 1873951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 90,085,918 shares of common stock, $0.001 par value per share, outstanding.

In this report, for all periods presented, Exzeo Group, Inc. and its wholly-owned subsidiaries are referred to as "we," "us," "our," the "Company" and "Exzeo."

Glossary

This report contains acronyms, abbreviations, and other defined terms throughout this Quarterly Report on Form 10-Q. These terms are defined as follows:

Term	Definition
2021 Omnibus Plan	2021 Omnibus Incentive Plan
2025 Omnibus Plan	2025 Omnibus Incentive Plan
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
CEO	Chief Executive Officer, who is our principal executive officer
CFO	Chief Financial Officer, who is our principal financial officer
CODM	Chief Operating Decision Maker
CORE	Condo Owners Reciprocal Exchange, a Florida reciprocal insurance exchange owned by its subscribers
CRM	Core Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
EGC	Emerging Growth Company
EIS	Exzeo Insurance Services, Inc., a Florida corporation and a direct wholly-owned subsidiary of Exzeo Group, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GCM	Griston Claim Management, Inc., a Florida corporation and an indirect wholly-owned subsidiary of HCI
HCI	HCI Group, Inc., a Florida corporation and the controlling shareholder of Exzeo Group, Inc.
HCM	Homeowners Choice Managers, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
HCPCI	Homeowners Choice Property & Casualty Insurance Company, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
IPO	Initial Public Offering
JOBS Act	Jumpstart Our Business Startups Act
MGA	Managing General Agent
MGA agreement	Agreement under which the Company provides underwriting, policy administration, claims, or related services as MGA
NRR	Net Dollar Retention Rate
Omega	Omega Insurance Agency, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
P&C	Property and Casualty
SEC	Securities and Exchange Commission
Share Repurchase Program	The program which the Board of Directors authorized to repurchase shares of up to $12.0 million of Exzeo's stock
Sub-broker services	Reinsurance placement and brokerage assistance services
Tailrow	Tailrow Insurance Exchange, a Florida reciprocal insurance exchange owned by its subscribers
TRM	Tailrow Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
TTIC	TypTap Insurance Company, a Florida corporation and a direct wholly-owned subsidiary of HCI

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$136,731	$305,372
Accounts receivable	1,785	2,906
Receivable from related parties	20,379	11,295
Prepaid expense	1,512	1,483
Current contract cost assets	5,169	4,722
Other current assets	4,127	43
Total current assets	169,703	325,821
Non-current assets:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $198,426 and $0, respectively, and allowance for credit losses: $0 and $0, respectively)	197,072	—
Property and equipment, net	9,732	10,662
Operating lease right-of-use assets	6,263	6,884
Non-current contract cost assets	272	1,118
Deferred income taxes, net	2,400	2,975
Other assets	341	274
Total non-current assets	216,080	21,913
Total assets	$385,783	$347,734
Liabilities and Shareholders' Equity:
Current liabilities:
Current contract liabilities	$74,539	$70,893
Commissions payable	4,794	4,605
Accounts payable and accrued liabilities	8,358	2,950
Operating lease liabilities	2,482	2,413
Income taxes payable	411	2,455
Payable to related parties	1,151	1,073
Total current liabilities	91,735	84,389
Non-current liabilities:
Non-current contract liabilities	829	3,567
Operating lease liabilities	4,140	4,832
Other liabilities	908	790
Total non-current liabilities	5,877	9,189
Total liabilities	97,612	93,578
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock ($0.001 par value, 350,000,000 shares authorized, 90,200,252 and 90,926,720 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	90	91
Additional paid-in capital	220,003	228,647
Retained earnings	69,093	25,418
Accumulated other comprehensive loss	(1,015)	—
Total shareholders' equity	288,171	254,156
Total liabilities and shareholders' equity	$385,783	$347,734

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue (1)	$57,787	$56,091	$113,321	$108,498
Cost of revenue (2)	20,949	22,540	43,740	46,122
Gross profit	36,838	33,551	69,581	62,376
Operating expenses:
Selling, general and administrative	5,788	2,960	11,004	5,666
Research and development	2,440	2,354	4,746	4,575
Depreciation and amortization	147	110	293	211
Total operating expenses	8,375	5,424	16,043	10,452
Operating income	28,463	28,127	53,538	51,924
Investment income	2,963	763	5,475	1,161
Income before income taxes	31,426	28,890	59,013	53,085
Income tax expense	8,157	7,227	15,338	13,471
Net income	$23,269	$21,663	$43,675	$39,614
Basic and diluted earnings per share	$0.26	$0.26	$0.48	$0.48
(1)
Amounts include revenues earned from related parties of $54,217 and $107,539 for the three and six months ended June 30, 2026, respectively, and $54,341 and $106,748 for the three and six months ended June 30, 2025, respectively. Refer to Note 5. Revenue and Note 8. Related Party Transactions for additional details.
(2)
Amounts include costs incurred pursuant to related party transactions of $3,288 and $6,844 for the three and six months ended June 30, 2026, respectively, and $5,465 and $9,264 for the three and six months ended June 30, 2025, respectively. Refer to Note 8. Related Party Transactions for additional details.

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$23,269	$21,663	$43,675	$39,614
Other comprehensive loss, net of income taxes:
Available-for-sale fixed-maturity securities	(654)	—	(1,015)	—
Other comprehensive loss, net of income taxes	(654)	—	(1,015)	—
Comprehensive income	$22,615	$21,663	$42,660	$39,614

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of March 31, 2026	90,918,430	$91	$229,387	$45,824	$(361)	$274,941
Net income	—	—	—	23,269	—	23,269
Other comprehensive loss, net of income taxes	—	—	—	—	(654)	(654)
Non-cash capital contributions from parent	—	—	4	—	—	4
Issuance of restricted stock	18,000	—	—	—	—	—
Forfeiture of restricted stock	(9,350)	—	—	—	—	—
Repurchase of common stock	(726,828)	(1)	(10,143)	—	—	(10,144)
Share-based compensation	—	—	755	—	—	755
Balance as of June 30, 2026	90,200,252	$90	$220,003	$69,093	$(1,015)	$288,171

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of March 31, 2025	82,709,589	$83	$73,479	$(39,380)	$—	$34,182
Net income	—	—	—	21,663	—	21,663
Non-cash capital contributions from parent	—	—	4	—	—	4
Forfeiture of restricted stock	(8,400)	—	—	—	—	—
Share-based compensation	—	—	702	—	—	702
Balance as of June 30, 2025	82,701,189	$83	$74,185	$(17,717)	$—	$56,551

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2025	90,926,720	$91	$228,647	$25,418	$—	$254,156
Net income	—	—	—	43,675	—	43,675
Other comprehensive loss, net of income taxes	—	—	—	—	(1,015)	(1,015)
Non-cash capital contributions from parent	—	—	8	—	—	8
Issuance of restricted stock	33,000	—	—	—	—	—
Forfeiture of restricted stock	(32,640)	—	—	—	—	—
Repurchase of common stock	(726,828)	(1)	(10,143)	—	—	(10,144)
Share-based compensation	—	—	1,491	—	—	1,491
Balance as of June 30, 2026	90,200,252	$90	$220,003	$69,093	$(1,015)	$288,171

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except per share amounts)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2024	82,810,089	$83	$72,755	$(57,331)	$—	$15,507
Net income	—	—	—	39,614	—	39,614
Non-cash capital contributions from parent	—	—	25	—	—	25
Forfeiture of restricted stock	(108,900)	—	1	—	—	1
Share-based compensation	—	—	1,404	—	—	1,404
Balance as of June 30, 2025	82,701,189	$83	$74,185	$(17,717)	$—	$56,551

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net income	$43,675	$39,614
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	1,499	1,429
Depreciation and amortization	1,466	1,439
Deferred income taxes	914	(4,840)
Net accretion of discount on investments in fixed-maturity securities	(31)	—
Foreign currency remeasurement losses	191	48
Changes in operating assets and liabilities:
Accounts receivable	1,121	—
Related party receivable and payable	(9,006)	(15,746)
Prepaid expenses	(29)	(60)
Contract cost assets	399	1,954
Income taxes payable	(2,044)	3,196
Contract liabilities	908	26,629
Commissions payable	189	119
Accounts payable and accrued liabilities	5,783	5,665
Other liabilities	(18)	(221)
Other assets	(4,153)	(1,741)
Operating leases, net	23	41
Cash provided by operating activities	40,887	57,526
Investing activities:
Capital expenditures	(536)	(1,252)
Purchase of available-for-sale securities	(198,395)	—
Cash used in investing activities	(198,931)	(1,252)
Financing activities:
Payment of issuance costs	(375)	—
Repurchase of common stock	(10,043)	—
Cash used in financing activities	(10,418)	—
Effect of exchange rate changes on cash	(179)	(44)
Net (decrease) increase in cash and cash equivalents	(168,641)	56,230
Cash and cash equivalents at beginning of period	305,372	54,502
Cash and cash equivalents at end of period	$136,731	$110,732
Non-cash financing activities:
Capital contribution from parent	$8	$25
Payable related to share repurchases	$100	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts, unless otherwise stated)

Note 1. Nature of Operations

Exzeo Group, Inc., and its subsidiaries, a majority owned subsidiary of HCI, provide technology-enabled services to P&C insurance companies, including underwriting, policy management, claims processing management, and related software solutions. The Company primarily operates through MGA agreements and technology service agreements. The Company is headquartered in the United States and all revenue generating activities are conducted domestically. The Company also maintains a wholly-owned subsidiary in India that provides product research and development and software enhancement services.

On November 6, 2025, the Company completed its IPO, pursuant to which it issued and sold shares of its common stock to the public and commenced trading on the New York Stock Exchange. The net proceeds from the offering are being used for general corporate purposes, including working capital and pending the use of such proceeds, the Company is investing the net proceeds in short-term and long-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

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

Certain information and footnote disclosures normally included in annual audited Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in this interim presentation. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the Company's financial position as of June 30, 2026, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results expected for the fiscal year ending December 31, 2026. These unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. There have been no material changes to the Company's significant accounting policies from those described in the audited Consolidated Financial Statements.

In preparing these unaudited interim Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures as of the financial reporting date and for the periods presented. Certain estimates result from assumptions that can be subjective and complex and consequently actual results may differ from these estimates. Accounting policies specific to revenue recognition, income taxes, and share-based compensation involve significant estimates and assumptions that are material to the Company's unaudited interim Consolidated Financial Statements.

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

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of certain costs and expenses within the notes to the Consolidated Financial Statements. Additionally, in January 2025, the FASB issued ASU No. 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

(Subtopic 220-40): Clarifying the Effective Date, which clarified that the updates for this standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements.

Note 3. Investments

Available-for-Sale Fixed-Maturity Securities

During the six months ended June 30, 2026, the Company began investing in U.S. Treasury securities, which are classified as available-for-sale debt securities. The Company held no investment securities as of December 31, 2025. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s available-for-sale debt securities as of June 30, 2026 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
U.S. Treasury securities	$198,426	$76	$(1,430)	$197,072
(1)
There was no allowance for credit losses for the periods presented. Estimated fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). Refer to Note 4. Fair Value Measurements for additional details.

Accrued interest receivable on available-for-sale fixed-maturity securities is recorded within other current assets in the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, accrued interest receivable was $2,116 and $0, respectively.

There were no sales of available-for-sale fixed-maturity securities during the three and six months ended June 30, 2026 and 2025.

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities

The following table presents the amortized cost and estimated fair value of the Company's available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2026.

	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	99,406	99,482
After five years through ten years	99,020	97,590
After ten years	—	—
Total	$198,426	$197,072

Expected maturities may differ from contractual maturities as certain instruments may be subject to call or prepayment provisions. As of June 30, 2026, the Company's U.S. Treasury securities were not subject to call or prepayment provisions. Accordingly, expected maturities were consistent with contractual maturities for all securities held as of that date.

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

Available-for-sale fixed-maturity securities with gross unrealized loss positions as of June 30, 2026, aggregated by investment category and length of time the individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$(1,430)	$97,590	$—	$—

As of June 30, 2026, one security was in an unrealized loss position and had been in a continuous unrealized loss position for less than twelve months.

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

The Company's available-for-sale fixed-maturity securities consist entirely of U.S. Treasury securities. The unrealized losses as of June 30, 2026 were attributable to changes in market interest rates since the date of purchase and are not indicative of credit deterioration. Because U.S. Treasury securities are backed by the full faith and credit of the U.S. government, the risk of credit loss is generally considered remote. The Company has the intent and ability to hold these securities until recovery of the amortized cost or maturity, accordingly, no allowance for credit losses was recorded.

Investment Income

Investment income by source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash and cash equivalents	$1,812	$763	$4,184	$1,161
Available-for-sale fixed-maturity securities	1,151	—	1,291	—
Investment income	$2,963	$763	$5,475	$1,161

Note 4. Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair values. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•
Level 1 - Unadjusted quoted prices in active markets for identical assets.
•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, and inputs derived from or corroborated by observable market data.
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

The fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value is as follows:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2026
Cash and cash equivalents	$136,731	$—	$—	$136,731
U.S. Treasury securities	$197,072	$—	$—	$197,072
As of December 31, 2025
Cash and cash equivalents	$305,372	$—	$—	$305,372

As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. The Company held no investment securities as of December 31, 2025.

Note 5. Revenue

The Company generates revenue from three primary sources: underwriting and management services, claim services, and other technology services.

Revenue disaggregated by service type and the timing of recognition is as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Underwriting and management services	$26,572	$21,770	$48,342	$25,270	$20,025	$45,295
Claim services	45	6,699	6,744	13	8,610	8,623
Other technology services	—	2,701	2,701	—	2,173	2,173
Total revenue	$26,617	$31,170	$57,787	$25,283	$30,808	$56,091

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Underwriting and management services	$51,603	$42,667	$94,270	$49,676	$38,869	$88,545
Claim services	109	13,526	13,635	36	15,416	15,452
Other technology services	—	5,416	5,416	—	4,501	4,501
Total revenue	$51,712	$61,609	$113,321	$49,712	$58,786	$108,498

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

The transaction price allocated to the policy issuance and renewal performance obligation is determined based on the estimated standalone selling price of the service. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, plus related policy fees, and varies based on the specific terms of each agreement. The estimated standalone selling price was determined using the expected cost plus a margin approach. The transaction price is comprised of variable consideration because the Company is obligated to return a portion of the consideration if an underlying policy is canceled subsequent to issuance or renewal. Accordingly, the Company applies an estimate of constraint against the transaction price related to possible underlying policy cancellations in the future using the expected value method. Revenue related to the policy issuance and renewal performance obligation is recognized at the point in time when a policy is issued or renewed, as this marks the point at which the customer receives the economic benefits of the policy issuance or renewal, with the related services being substantially complete.

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

Revenue from sub-broker services is recognized at a point in time when the Company fulfills its performance obligation by completing the services for the customer and is included within underwriting and management services. Due to the nature of the services, there are no significant financing components or variable consideration. For the three and six months ended June 30, 2026, the Company recognized revenue from sub-broker services of $1,500. For the three and six months ended June 30, 2025, the Company recognized revenue from sub-broker services of $1,750. As of June 30, 2026 and December 31, 2025, the Company had a receivable balance related to this service of $1,500 and $875, respectively, which was recorded within accounts receivable in the Consolidated Balance Sheets.

Claim Services

The Company provides services for all reported and assigned claims on behalf of its customers, for which the Company will handle each claim, including investigating, evaluating, adjusting and settling. While a variety of activities are performed, the overall nature of the obligation is to provide services for all reported and assigned claims, including catastrophe claims. The Company also provides "catastrophe services" in the form of claim services to handle and adjust the increased and extraordinary volume of claims attributable to a catastrophe.

The Company has identified two performance obligations within claim services: 1) claim services and 2) catastrophe services.

The transaction price allocated to the claim services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct and assumed written premiums and varies based on the specific terms of each agreement. The estimated standalone selling price is determined using the estimated cost plus a margin approach. Revenue related to claim services is recognized ratably over the policy term, typically over a twelve-month period. This method reflects the continuous transfer of services to the customer and aligns revenue recognition with the ongoing delivery of claims handling services.

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

Other Technology Services

The Company's other technology services revenue is derived primarily from fees for providing services using various proprietary software, which includes functionality for policy administration, billing, reporting and compliance, and claims handling, to the customer through software service agreements.

The Company has identified two performance obligations related to software services: 1) policy administration software services and 2) catastrophe claims software services.

The transaction price of the policy administration software services performance obligation is based on the claims processed by the customer using a flat per-claim fee. The overall nature of the obligation is to provide customers with continuous access to the Company's hosted policy administration software platform through which the Company processes policy administration activities. Each of these arrangements represents a stand-ready obligation to perform these activities on an as-needed basis. As the Company has a right to invoice the customer at an amount that corresponds directly with the value of services delivered, the Company applies the as-invoiced practical expedient to recognize revenue.

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

Remaining Performance Obligations

As of June 30, 2026 and December 31, 2025, the aggregate transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $75,368 and $74,460, respectively, of which $74,539 and $70,893, respectively, are expected to be recognized within the following 12 months, and $829 and $3,567, respectively, are expected to be recognized beyond the next 12 months.

The Company's remaining performance obligations primarily consist of contractual fees under multi-year underwriting management agreements and technology service agreements. The Company expects to recognize revenue on the current portion of the remaining performance obligations within the next 12 months. The non-current portion relates primarily to multi-year catastrophe software claims service agreements that the Company expects to recognize revenue ratably over the period in which it expects to satisfy the related performance obligations, which is generally estimated to be four to five years.

Contract Balances

The Company receives payments from customers based on billing terms established in contractual agreements. Accounts receivable are recognized when the right to consideration becomes unconditional and only the passage of time is required before payment of consideration is due. The timing of revenue recognition may differ from the timing of invoicing. Receivables related to these services are classified within accounts receivable and receivable from related parties in the Consolidated Balance Sheets. These receivables are typically collected within 15 to 30 days after month-end or invoice date, as applicable, and substantially all cash collections are completed within one year, consistent with the annual term of insurance policies. As of June 30, 2026 and December 31, 2025, the Company reported $1,785 and $2,906, respectively, in accounts receivable related to these contracts in the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company reported $20,379 and $11,295, respectively, in receivable from related parties related to these contracts in the Consolidated Balance Sheets.

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

The changes in contract liabilities during the three and six months ended June 30, 2026 resulted from normal business activity and were not materially affected by unusual or nonrecurring items. During the three and six months ended June 30, 2026, the Company recognized revenue of $29,080 and $58,529, respectively, that was included in the contract liability balance as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenue of $18,460 and $34,663, respectively, that was included in the contract liability balance as of December 31, 2024. Contract liabilities are reflected in current liabilities for those to be recognized in less than 12 months and in non-current liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Contract cost assets primarily consist of incremental costs to fulfill customer contracts that are expected to be recovered. Changes in the contract cost asset balance occur in the ordinary course of business. Contract cost assets are reflected in current assets when expected to be recognized in less than 12 months and in non-current assets when expected to be recognized in more than 12 months from the date presented in the Company's Consolidated Balance Sheets. The changes in contract cost assets during the three and six months ended June 30, 2026 resulted from normal business activity and were not materially affected by unusual or nonrecurring items. As of June 30, 2026 and December 31, 2025, total contract cost assets were $5,441 and $5,840, respectively.

Note 6. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which reflects valuation changes in available-for-sale fixed-maturity securities carried at fair value, net of income taxes.

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized changes on fixed-maturity securities
Balance at the beginning of the period	$(361)	$—	$—	$—
Unrealized losses on available-for-sale fixed-maturity securities	(872)	—	(1,354)	—
Deferred income taxes	218	—	339	—
Other comprehensive loss, net of income taxes	$(654)	$—	$(1,015)	$—
Balance at the end of the period	$(1,015)	$—	$(1,015)	$—

Note 7. Concentrations of Risk

The Company is exposed to certain concentrations of risk that could reasonably be expected to have a material impact on its business, financial condition, and results of operations, including customer concentration risk, related party concentration risk and cash concentration risk.

Customer Concentration

A customer is considered significant if it represents 10% or more of total revenue or total receivables for the applicable period.

For the three months ended June 30, 2026, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 85.6% of total revenue. For the six months ended June 30, 2026, the Company had two customers that individually represented more than 10% of total revenue, collectively accounting for approximately 86.9% of total revenue.

As of June 30, 2026, receivables from related parties constituting customers individually accounting for more than 10% of total receivables totaled approximately $17,884 and are included in receivables from related parties in the Consolidated Balance Sheets.

For the three months ended June 30, 2025, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 93.5% of total revenue. For the six months ended June 30, 2025, the Company had two customers that individually represented more than 10% of total revenue, collectively accounting for approximately 94.0% of total revenue.

As of December 31, 2025, receivables from related parties constituting customers individually accounting for more than 10% of total receivables totaled approximately $10,665 and are included in receivable from related parties in the Consolidated Balance Sheets.

Related Party Concentration

A significant portion of the Company's revenue is generated from customers affiliated with the Company's controlling shareholder, HCI. For the three and six months ended June 30, 2026, customers that individually represented more than 10% collectively accounted for 85.6% and 86.9% of total revenue, respectively. For the three and six months ended June 30, 2025, such customers collectively accounted for 93.5% and 94.0% of revenue, respectively. Accordingly, the Company is exposed to concentration risk related to these related party customers. A reduction in, or loss of, revenue from these customers could have a material adverse effect on the Company's results of operations.

Note 8. Related Party Transactions

Management Fee Revenue from Insurance Carriers

The following table presents underwriting and management services, as well as claim services revenue, recognized under agreements with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
Counterparty	2026	2025	2026	2025
TTIC (1)	$30,782	$33,651	$64,467	$67,409
CRM (2)	954	1,020	1,701	2,627
TRM (3)	3,772	847	7,322	2,106
HCM (4)	16,006	16,649	28,631	30,104
Total management fee revenue	$51,514	$52,167	$102,121	$102,246
(1)
EIS is a party to an MGA agreement with TTIC.
(2)
EIS is a party to an MGA agreement with CRM, the attorney-in-fact for CORE.
(3)
EIS is a party to an MGA agreement with TRM, the attorney-in-fact for Tailrow.
(4)
On January 1, 2025, EIS entered into a policy administration service agreement with HCM for HCPCI.

Unearned revenue related to these agreements was recorded within contract liabilities in the Consolidated Balance Sheets and is presented as follows:

	June 30,	December 31,
Counterparty	2026	2025
TTIC	$33,320	$32,875
CRM	1,714	1,799
TRM	4,954	5,097
HCM	21,265	18,181
Total unearned revenue	$61,253	$57,952

Receivable from related parties related to these agreements are as follows:

	June 30,	December 31,
Counterparty	2026	2025
TTIC	$10,048	$9,516
CRM	772	68
TRM	1,594	501
HCM	7,784	946
Total receivable from related parties (1)	$20,198	$11,031
(1)
Such fees are typically settled in the month following the period in which the services were rendered.

Other Technology Services

The following table presents policy administration software services revenue and catastrophe claims software services revenue recognized from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
Service Type	2026	2025	2026	2025
Policy administration software services (1)	$8	$19	$16	$19
Catastrophe claims software services (2)	2,693	2,154	5,400	4,482
Total other technology services revenue	$2,701	$2,173	$5,416	$4,501
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

Unearned revenue and receivables from related parties related to catastrophe claims software services are as follows:

	June 30,	December 31,
	2026	2025
Unearned revenue (1)	$11,138	$15,096
Receivable from related parties (2)	$181	$232
(1)
Recorded within contract liabilities in the Consolidated Balance Sheets.
(2)
Such fees are typically settled in the month following the period in which the services were rendered.

Policy Administration Services

The Company charges HCM a service fee for each new and renewed HCPCI flood policy issued outside of Florida. Policy administration services revenue and the related accounts receivable were immaterial for all periods presented. Such fees are typically settled within two weeks following the invoice date.

Related Party Service Agreements - Expenses

Agent Commissions

Under an agent commission agreement with Omega, a subsidiary of HCI, the Company pays commissions on premiums received in cash for policies issued by specific customers during the term of the agreement. Commission expenses pursuant to the agent commission agreement with Omega were $22 and $51 for the three and six months ended June 30, 2026, respectively, and $19 and $53 for the three and six months ended June 30, 2025, respectively. Such commission expenses were recorded within cost of revenue in the Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, commissions payable to Omega related to agent commissions were $6 and $12, respectively.

Claim Services

The Company receives field adjuster services from Griston Claim Services, Inc., a subsidiary of HCI, and generally pays a flat fee per claim handled. The Company also engages GCM, a subsidiary of HCI, to provide claims management services. Fees paid to GCM vary by program and claim type. For TTIC and Tailrow, the Company pays a per-claim fee for non-catastrophe claims, and a per-claim fee plus a percentage of incurred loss for catastrophe claims, including litigated claims. For CORE, the Company pays a per-claim fee plus a percentage of the amounts expended for indemnification for both catastrophe and non-catastrophe claims, including litigated claims.

Expenses related to claim services are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Field adjuster services expenses	$525	$551	$1,056	$1,177
Claim management services	2,592	4,746	5,438	7,734
Total claim services expenses (1)	$3,117	$5,297	$6,494	$8,911
(1)
Recorded within cost of revenue in the Consolidated Statements of Income.

As of June 30, 2026 and December 31, 2025, accounts payable related to claim services were $968 and $861, respectively, and are included in payable to related parties within the Consolidated Balance Sheets. These fees are typically settled in the month following the period in which the services are rendered.

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

For each of the three and six months ended June 30, 2026 and 2025, lease expense related to these agreements was $382 and $765, respectively. These expenses are included in cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Income.

As of June 30, 2026 and December 31, 2025, there were no accounts payable outstanding related to these leases, as payments are due on the first day of each calendar month.

Corporate Cost Allocation

The Company provided corporate services to TTIC under a cost allocation agreement between Exzeo and its affiliates, amended effective July 1, 2025, to remove TTIC from the scope of the agreement. Following this amendment, the Company ceased providing corporate services to TTIC under the cost allocation agreement.

No expenses were allocated under this agreement during the three or six months ended June 30, 2026. Expenses allocated under this agreement during the three and six months ended June 30, 2025 were $921 and $1,746, respectively. Reimbursements received under the agreement are presented as a reduction in selling, general and administrative expenses within the Consolidated Statements of Income. All balances under this agreement were settled in 2025, and no amounts were outstanding as of June 30, 2026 or December 31, 2025.

Non-cash Capital Contributions

For the three and six months ended June 30, 2026, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $4 and $8, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets. For the three and six months ended June 30, 2025, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $4 and $25, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets. Refer to Note 12. Share-Based Compensation for additional details.

Note 9. Leases

Right-of-use assets and operating lease liabilities are as follows:

	June 30,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$6,263	$6,884
Liabilities:
Operating lease liabilities - current	$2,482	$2,413
Operating lease liabilities - non-current	4,140	4,832
Total operating lease liabilities	$6,622	$7,245

Weighted-average lease term and discount rate are as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term (in years)	5.7	6.4
Weighted-average discount rate	6.3%	6.2%

The Company has entered into lease agreements with both affiliates and third parties. Refer to Note 8. Related Party Transactions for additional details. The Company's operating leases are summarized as follows:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Office space	3 to 10 years	Yes	(1), (2)
Office equipment	5.25 years	Not applicable	Not applicable
(1)
Includes variable lease payments.
(2)
Includes rent escalation provisions.

As of June 30, 2026, maturities of operating lease liabilities are as follows:

Due in 12 months following June 30,	Operating Leases
2026	$1,651
2027	1,380
2028	1,077
2029	1,103
2030	1,091
Thereafter	1,597
Total undiscounted liabilities	7,899
Less: Imputed interest	1,277
Total operating lease liabilities	$6,622

Quantitative information regarding the components of lease cost and cash payments related to operating leases for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost (1)	$432	$437	$858	$872
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$829	$816
(1)
Included within cost of revenue, selling, general and administrative, and research and development expenses in the Consolidated Statements of Income.

Note 10. Income Taxes

For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $8,157 and $7,227, respectively, representing an effective tax rate of 26.0% and 25.0%, respectively. The Company's estimated annual effective tax rate differs from the statutory federal tax rate due to state and foreign income taxes, permanent differences related to non-deductible expenses, and tax-exempt items. The change in effective tax rate primarily reflects permanent differences related to non-deductible executive compensation. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $15,338 and $13,471, respectively, representing an effective tax rate of 26.0% and 25.4%, respectively. The Company's estimated annual effective tax rate differs from the U.S. federal statutory income tax rate primarily due to the impact of state and foreign income taxes, permanent differences related to non-deductible expenses, and tax-exempt items. The period-over-period change in the effective tax rate was primarily driven by permanent differences related to non-deductible executive compensation.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers all positive and negative evidence, including recent operating results, available tax planning strategies, and forecasted future taxable income. The Company maintained a valuation allowance of $1,208 related to certain deferred tax assets as of June 30, 2026 and December 31, 2025, as it is more likely than not that such assets will not be realized.

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

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$23,269	$21,663	$43,675	$39,614
Less: Income attributable to participating securities	(651)	(1,038)	(1,219)	(1,912)
Income attributable to common shareholders	$22,618	$20,625	$42,456	$37,702
Denominator:
Weighted-average basic shares outstanding	88,228	78,741	88,306	78,741
Weighted-average diluted shares outstanding (1)	88,228	78,741	88,306	78,741
Basic and diluted earnings per share	$0.26	$0.26	$0.48	$0.48
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

Omnibus Incentive Plans

The Company's 2021 Omnibus Plan authorized the issuance of shares of common stock for equity-based compensation awards to employees, directors, and consultants. On November 4, 2025, the Company terminated the 2021 Omnibus Plan and adopted the 2025 Omnibus Plan, which authorized the issuance of up to 10,000,000 shares of common stock. Awards outstanding under the 2021 Omnibus Plan continue to be governed by the terms of that plan. As of June 30, 2026, 9,768,170 shares remained available for future grant under the 2025 Omnibus Plan.

Stock Options

Stock options generally vest based on service conditions, typically over four years, and have contractual terms of up to ten years. Stock option activity for the periods presented is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and options)	Options	Price	Term (in years)	Value (1)
Outstanding as of January 1, 2026	6,350,000	$23.00	5.75	$7,938
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2026	6,350,000	$23.00	5.50	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of June 30, 2026	6,350,000	$23.00	5.25	$—
Exercisable as of June 30, 2026 (2)	6,350,000	$23.00	5.25	$—

Outstanding as of January 1, 2025	6,350,000	$23.00	6.75	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31 2025	6,350,000	$23.00	6.50	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of June 30, 2025	6,350,000	$23.00	6.25	$—
Exercisable as of June 30, 2025	6,350,000	$23.00	6.25	$—
(1)
As of June 30, 2026, all options were out-of-the-money and the aggregate intrinsic value was zero.
(2)
Included in the stock options presented as exercisable are 6,000,000 options that are non-exercisable without approval of HCI's Board of Directors.

As of June 30, 2026, all outstanding stock options were vested and exercisable, subject to the approval requirement described above for certain awards. For the three and six months ended June 30, 2026, there was no share-based compensation expense or deferred tax benefits related to stock options. For the three and six months ended June 30, 2025, the Company recognized $348 and $690, respectively, of compensation expense within selling, general and administrative expenses in the Consolidated Statements of Income related to stock options. Deferred tax benefits related to stock options for the three and six months ended June 30, 2025 were $25 and $50, respectively, and were recorded as an income tax benefit in the Consolidated Statements of Income. As of June 30, 2026 and December 31, 2025, there was no unrecognized compensation expense related to nonvested stock options.

Restricted Stock Awards

Nonvested restricted stock award activity during the three and six months ended June 30, 2026 and 2025 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	2,541,593	$4.68
Granted	15,000	$15.69
Vested	—	$—
Forfeited	(23,290)	$5.84
Nonvested as of March 31, 2026	2,533,303	$4.74
Granted	18,000	$17.27
Vested	—	$—
Forfeited	(9,350)	$7.22
Nonvested as of June 30, 2026	2,541,953	$4.82

Nonvested as of January 1, 2025	4,120,174	$2.16
Granted	—	$—
Vested	(51,554)	$1.12
Forfeited	(100,500)	$3.00
Nonvested as of March 31, 2025	3,968,120	$2.15
Granted	—	$—
Vested	—	$—
Forfeited	(8,400)	$3.00
Nonvested as of June 30, 2025	3,959,720	$2.15

Share-based compensation expense related to restricted stock awards are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation expense (1)	$755	$354	$1,491	$714
Deferred tax benefit (2)	$175	$58	$345	$119
(1)
Recorded within cost of revenue, selling, general and administrative, and research and development in the Consolidated Statements of Income.
(2)
Recorded within income tax expense in the Consolidated Statements of Income.

As of June 30, 2026 and December 31, 2025, there was approximately $10,599 and $11,747, respectively, of total unrecognized share-based compensation costs related to nonvested restricted stock awards. The remaining compensation costs are expected to be recognized over a weighted average period of approximately 3.75 years.

HCI Equity Incentive Plan

HCI maintains an incentive plan that provides restricted stock awards to employees of HCI and its subsidiaries. The terms of the restricted stock awards include service and market conditions, and the awards generally vest over a period of four years. In December 2024, certain employees of HCI and its subsidiaries were transferred to the Company. The Company recognizes share-based compensation expense for those employees' nonvested shares based on the fair value determined by HCI at the original grant date and the same vesting terms established at the grant date. The awards are not remeasured following the transfer.

For the three and six months ended June 30, 2026, the Company recognized compensation expense related to HCI restricted stock of $4 and $8, respectively. For the three and six months ended June 30, 2025, the Company recognized compensation expense related to HCI restricted stock of $4 and $25, respectively. Compensation expense related to HCI restricted stock is recognized in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets.

Note 13. Shareholders' Equity

As of June 30, 2026, the Company was authorized to issue 350,000,000 shares of common stock and 150,000,000 shares of preferred stock, pursuant to its Fourth Amended and Restated Articles of Incorporation, which became effective on November 6, 2025. Common stock entitles holders to one vote per share.

Share Repurchase Program

On May 26, 2026, the Company's Board of Directors authorized the Share Repurchase Program to repurchase up to $12,000 of the Company's common stock. The Share Repurchase Program permits the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions and by other means including through the use of trading programs intended to qualify under Rule 10b5-1 under the Exchange Act, and in accordance with applicable securities laws and other restrictions. The Share Repurchase Program does not obligate the Company to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and six months ended June 30, 2026, the Company repurchased 726,828 shares of common stock for $10,029 under the Share Repurchase Program, excluding broker commissions and excise tax. All shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. The excess of purchase price over par was recorded as a reduction to additional paid-in capital. Broker commissions and excise tax on repurchase were not material during the three and six months ended June 30, 2026.

As of June 30, 2026, the Company may repurchase up to approximately $1,971 of additional shares of its common stock under the Share Repurchase Program. Refer to Note 17. Subsequent Events for repurchase activity after June 30, 2026.

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

The consolidated revenue, net income and significant expense categories regularly reviewed by the CODM for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$57,787	$56,091	$113,321	$108,498
Cost of revenue:
Policy commission and related expenses	10,038	10,074	22,212	22,741
Outsourced claims fees	1,494	3,831	3,023	6,086
Direct personnel expense	5,387	5,063	10,371	10,079
Other operating expenses	3,451	2,964	6,985	6,011
Depreciation and amortization	579	608	1,149	1,205
Gross profit	36,838	33,551	69,581	62,376
Operating expenses:
Selling, general and administrative:
Personnel cost	4,221	2,135	8,161	4,224
Other operating expenses	1,567	825	2,843	1,442
Research and development	2,440	2,354	4,746	4,575
Depreciation and amortization	147	110	293	211
Total operating expenses	8,375	5,424	16,043	10,452
Operating income	28,463	28,127	53,538	51,924
Investment income	2,963	763	5,475	1,161
Income before income taxes	31,426	28,890	59,013	53,085
Income tax expense	8,157	7,227	15,338	13,471
Net income	$23,269	$21,663	$43,675	$39,614

Note 15. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist primarily of amounts owed to vendors and service providers, accrued compensation and employee benefits, taxes and other operating accruals. These obligations are expected to be settled within twelve months of the balance sheet date and are classified as current liabilities in the Consolidated Balance Sheets.

Accounts payable and accrued liabilities were comprised of the following:

	June 30,	December 31,
	2026	2025
Accrued employee compensation	$7,287	$1,639
Other accrued and accounts payable	1,071	1,311
Total accounts payable and accrued liabilities	$8,358	$2,950

Note 16. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in legal and regulatory proceedings arising in the ordinary course of business. The Company accrues a liability for loss contingencies when a loss is both probable and reasonably estimable.

As of June 30, 2026 and December 31, 2025, the Company was not a party to any legal proceedings, nor is aware of any matters that, individually or in the aggregate, were expected to have a material adverse effect on its financial position, results of operations, or cash flows, and no related liabilities were recorded.

Lease Commitments

The Company leases office space and certain equipment under non-cancelable operating lease agreements with initial terms ranging from three to ten years, which may include renewal options or rent escalation provisions. Refer to Note 9. Leases for additional details.

Indemnification Obligations

The Company provides indemnification obligations under certain customer agreements, which may require the Company to defend against claims arising from breaches of contractual obligations. These indemnification provisions do not specify a maximum potential payment amount.

As of June 30, 2026 and December 31, 2025, the Company had not recorded any liabilities related to indemnification obligations, as management determined that no losses were probable and reasonably estimable.

Regulatory Matters

The Company is subject to various federal and state regulatory requirements applicable to its operations.

As of June 30, 2026 and December 31, 2025, the Company was not aware of any regulatory matters that were expected to have a material adverse effect on its financial position or results of operations.

Note 17. Subsequent Events

On July 8, 2026, the Company completed its Share Repurchase Program, repurchasing an additional 107,422 shares of common stock for approximately $1,971 between July 1, 2026 and July 8, 2026, bringing the total shares repurchased under the Share Repurchase Program to 834,250 shares of common stock for approximately $12,000. No additional shares remain authorized for repurchase under the Share Repurchase Program. Refer to Note 13. Shareholders' Equity for additional details regarding the Share Repurchase Program.

On August 6, 2026, the Company announced the formation of Exzeo Ventures, a new division dedicated to the development of AI-native products, services and businesses. Exzeo Ventures will initially focus on opportunities within the insurance industry, including agentic AI for catastrophe claims, underwriting and risk transfer solutions, and distribution automation.

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

These forward-looking statements are based on management's current expectations, assumptions, estimates and projections. While we believe these expectations and assumptions are based on reasonable information, forward-looking statements are inherently predictive in nature and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those discussed or referenced in Part II, Item 1A "Risk Factors" in this Quarterly Report, in our 2025 Annual Report and in other reports we file with the SEC.

Factors that could cause actual results or events to differ materially include, among others, our ability to maintain profitability and manage fluctuations in operating results on a quarterly or annual basis; our dependence on a limited number of customers for a substantial portion of our revenue; our ability to retain existing customers and attract new customers; and our continued reliance on affiliated customers. Our future performance also depends on the successful development, enhancement, and scalability of our proprietary IaaS platform, including the introduction of new features, analytical models and services, as well as the accuracy of estimates regarding market size and growth opportunities.

In addition, we operate in a highly competitive and regulated environment. Competitive pressures, consolidation within the insurance industry, regulatory scrutiny of delegated authority and claims administration functions, and evolving data privacy and cybersecurity requirements could adversely affect our business, financial condition and results of operations. Natural catastrophes, environmental risks and climate-related events, such as hurricanes and other severe weather, may significantly impact our customers’ P&C insurance operations, particularly in Florida where a substantial majority of our managed premiums are concentrated, which could in turn affect demand for our products and services. Our business also depends on the reliability and security of our information systems and third-party cloud infrastructure, and any system failures, security breaches or unauthorized disclosures of sensitive data could result in operational disruptions, regulatory action, litigation or reputational harm.

Our ownership structure further presents additional risks. HCI controls the direction of our business through its ownership interests, and this concentrated ownership limits the ability of other shareholders to influence significant corporate decisions. Potential conflicts of interest may arise between HCI and us, including those involving our executive officers and directors who hold positions or financial interests. In addition, if HCI were to sell a controlling interest of the Company in a private transaction, shareholders may not receive a change-of-control premium, and we could become subject to control by an unknown third party. We may also face challenges in realizing the anticipated benefits of operating as a standalone public company, including increased costs, regulatory compliance obligations and demands on management resources.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report and in the 2025 Annual Report.

You are cautioned not to place undue reliance on such forward-looking statements, which are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. Any forward-looking statement in this Quarterly Report speaks only as of the date of such statement, and except as required by applicable securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

Company Overview

Exzeo Group, Inc., and its subsidiaries, a majority owned subsidiary of HCI, provide turnkey insurance technology and operations solutions to insurance carriers and their agents (collectively referred to as Exzeo's "customers") through a proprietary platform of internally developed software and data analytics applications designed specifically for the P&C insurance market.

Our Insurance-as-a-Service platform, the Exzeo Platform, is an integrated suite of configurable insurance applications purpose-built to support the entire P&C value chain. The Exzeo Platform delivers integrated technology solutions that streamline operational and administrative functions for insurance carriers, MGAs, reciprocal exchanges, program administrators, and their distribution partners, enabling organizations to modernize operations, improve efficiency, and scale through a single configurable platform which includes quoting and underwriting, policy administration, claims management, data reporting, and financial reporting. Through these capabilities, the Exzeo Platform streamlines and automates insurance operational workflows across carriers, agents and policyholders.

The Exzeo business was established in 2012 as the technology and innovation division of HCI Group, Inc., a leading underwriter of homeowners insurance in Florida that now writes policies in 12 additional states. In 2020, Exzeo became an independent business entity and completed its initial public offering on November 5, 2025. Since inception, Exzeo has been led by experienced technology and insurance professionals with deep domain expertise focused on developing advanced data analytics algorithms and software tools that enable carriers to maximize system efficiency, optimize underwriting outcomes, and serve their customers more effectively.

The Exzeo Platform is a proprietary suite of software, analytics, and visualization tools capable of supporting, enhancing, or replacing legacy operational systems commonly used in the insurance industry. We enter into MGA or policy administration services agreements with our P&C insurance-industry customers under which we serve as an MGA of an insurance carrier or provide services to a carrier's MGA in exchange for fees largely based on a percentage of managed premiums. Under these agreements, we utilize the Exzeo Platform to provide policy issuance and renewal services, as well as management services such as soliciting and negotiating reinsurance for authorized programs, managing and maintaining policy administration, and providing claims management.

Key Factors and Trends Affecting Results of Operations

We believe our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled Item 1A. Risk Factors, included in our 2025 Annual Report.

•
Technology-driven underwriting support and continued investments in our platform. We leverage data, technology, and proprietary algorithms to support our customers’ underwriting and risk management processes. This includes incorporating additional dynamic external data sources and applying advanced statistical methods to inform pricing and risk selection decisions. Underwriting decisions and ultimate risk outcomes, including loss experience, remain the responsibility of our carrier customers. We expect that continued enhancements to our platform will improve underwriting, lower loss frequency, and lower loss ratios over time for policies on our platform, after adjusting for weather-related events. Our ability to deliver value depends on successfully integrating new data sources and refining our analytical capabilities to support more informed decision making by our customers.
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
•
New customer acquisition, success and retention. We have relied and expect to continue to rely on customer relationships with a relatively small number of carriers in the P&C insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations, and financial condition. As part of our growth strategy, we are focused on expanding our customer base by developing new partnerships with additional carriers and their agents. Our future operating results will depend, in part, on the rate at which we acquire new customers that are not affiliates of HCI and increase the amount of managed premium generated through those relationships. We believe that demonstrating the advantages of our technology platform and variable fee structure to prospective carriers will be critical to diversifying our revenue and reducing customer concentration over time. Our ability to support this expansion depends on the continued performance of our customer success and support teams, which are critical to ensuring high customer adoption, satisfaction, and retention.
•
Expansion into new geographies and programs. We believe expanding our services across additional states and insurance programs will be an important driver of long-term growth and success of our business. As of June 30, 2026, we provide technology-enabled underwriting, policy administration and claims support services to P&C carriers operating in multiple jurisdictions, including Connecticut, Florida, Georgia, Massachusetts, Montana, Nevada, New Jersey, New Mexico, North Carolina, Rhode Island, South Carolina, South Dakota, and Utah. We expect to extend our platform to support additional geographies and use cases, applying a tailored approach that reflects state specific regulatory requirements and local dynamics. While our carrier customers retain responsibility for underwriting decisions, premium growth, and reinsurance arrangements, broader geographic deployment of our platform is expected to enhance the scalability and consistency of our service offerings. Our ability to execute on this strategy depends on successfully adapting our technology and operational capabilities to support customers across diverse regulatory environments.

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

Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. These operational measures are presented as follows:

	As of June 30,
(in thousands, except percentages, counts, and per policy figures)	2026	2025
Managed Premium	$1,395,576	$1,220,280
Managed Policies	321,141	270,094
Premium Per Policy	$4,346	$4,518
Gross Dollar Retention Rate	89.1%	88.8%
Net Dollar Retention Rate	114.4%	242.7%
Annual Recurring Revenue	$210,710	$195,257

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

Managed premiums attributable to insurance policies written in Florida represented 91.7% and 90.0% of total managed premiums as of June 30, 2026 and 2025, respectively.

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

Gross Dollar Retention Rate

Gross dollar retention rate measures the percentage of managed premium retained from our customers' existing policyholders. We calculate gross dollar retention rate by measuring the managed premium attributable to policyholders who remained active as of the end of the current period and dividing this amount by the managed premium attributable to those same policyholders as of the end of the corresponding prior year period (i.e., twelve months earlier). We believe the gross dollar retention rate is a valuable indicator of platform engagement among existing policyholders and provides insight into our ability to retain and sustain premium volume over time through our services.

As of June 30, 2026 and 2025, managed premiums attributable to policyholders active from the end of the prior year period used in the gross dollar retention rate calculation were $1,087,674 and $446,209, respectively.

Net Dollar Retention Rate

We use NRR as a key performance metric to measure the success of our carrier customer relationships and the growth of our revenue from new and existing carrier customers. To calculate NRR, we divide the amount of managed premium from new and existing policyholders of our customers at the end of the current period, by the amount of managed premium attributable to the policyholders active as of the respective prior year period (i.e., twelve months earlier).

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

Cost of Revenue

Our cost of revenue includes expenses directly attributable to providing our services, including salaries and benefits for employees supporting underwriting, management, administrative and claim services. For certain customers, we are responsible for compensating agents supporting underwriting services and recognize related agent commission expenses. Cost of revenue also includes amortization of capitalized internal-use software and other intangible assets used to provide services, information technology expenses supporting policy underwriting, administrative functions, and claim handling services, and allocated overhead. Claim handling costs include adjustment, investigation, defense, recording, and payment functions. Allocated expenses from departments supporting these functions are also included in cost of revenue.

Gross Profit

Gross profit represents revenue less cost of revenue. The increase in gross profit in recent periods was primarily driven by growth in managed premium, which allows us to leverage our relatively fixed cost structure. As we continue to scale and achieve operational efficiencies, we expect gross margins to improve over time, although there can be no assurance that we will achieve these improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent costs associated with supporting operations and primarily consist of employee compensation, including share-based compensation and benefits for our finance, IT, sales and marketing, human resources, legal and general management functions, as well as facilities and professional services.

Research and Development

Our research and development costs consist primarily of personnel expenses, including salaries and benefits, bonuses, share-based compensation, facilities, and related overhead costs for employees engaged in the design and development of our technology offerings and other internally developed systems and applications.

Depreciation and Amortization

Depreciation and amortization expense reflects the expenses associated with the ongoing use of our tangible long-lived assets, including computer hardware, office furniture and equipment, and leasehold improvements.

Investment Income

Investment income represents interest and returns earned from both short‑term and long‑term investments. The principal factors that influence investment income include the size and composition of our investment portfolio, the mix of short and long-term duration assets, prevailing market conditions, and the yields generated over time.

Income Tax Expense

Income tax expense primarily consists of domestic corporate federal and state income taxes related to the sale of our services. The effective tax rate can be affected by many factors, including changes in tax laws, states in which we operate, regulations or rates, new interpretations of existing laws or regulations, and changes in our overall levels of income before income taxes.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Selected financial information for the three months ended June 30, 2026, and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Three Months Ended June 30,		Percentage of Revenue		Increase (Decrease)
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	($)	(%)
Revenue	$57,787	$56,091	100.0%	100.0%	$1,696	3.0%
Cost of revenue	20,949	22,540	36.3%	40.2%	(1,591)	(7.1)%
Gross profit	36,838	33,551	63.7%	59.8%	3,287	9.8%
Selling, general and administrative	5,788	2,960	10.0%	5.3%	2,828	95.5%
Research and development	2,440	2,354	4.2%	4.2%	86	3.7%
Depreciation and amortization	147	110	0.3%	0.2%	37	33.6%
Total operating expenses	8,375	5,424	14.5%	9.7%	2,951	54.4%
Operating income	28,463	28,127	49.3%	50.1%	336	1.2%
Investment income	2,963	763	5.1%	1.4%	2,200	288.3%
Income before income taxes	31,426	28,890	54.4%	51.5%	2,536	8.8%
Income tax expense	8,157	7,227	14.1%	12.9%	930	12.9%
Net income	$23,269	$21,663	40.3%	38.6%	$1,606	7.4%

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management services	$48,342	$45,295	3,047	6.7%
Claim services (1)	6,744	8,623	(1,879)	(21.8)%
Other technology services	2,701	2,173	528	24.3%
Total revenue	$57,787	$56,091	1,696	3.0%
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

Revenue increased by $1,696, or 3.0%, to $57,787 for the three months ended June 30, 2026, compared to $56,091 for the same period in 2025. The increase was primarily attributable to growth in underwriting and management services, offset by lower claim services.

Underwriting and management services revenue increased by $3,047, or 6.7%, to $48,342 for the three months ended June 30, 2026, compared to $45,295 for the same period in 2025, representing 83.7% and 80.8% of total revenue, respectively. The increase was primarily driven by higher managed premiums from two new customers that were onboarded at the end of 2025, along with growth in underwriting and management services from our existing customer base. The fee rate charged as a percentage of premium managed was modestly lower in 2026 compared to 2025, reflecting changes in service mix.

Claim services revenue decreased by $1,879, or 21.8%, to $6,744 for the three months ended June 30, 2026, compared to $8,623 for the same period in 2025, representing 11.7% and 15.4% of total revenue, respectively. The decrease was primarily due to lower catastrophe-related claim activity, associated with services delivered through our outsourced claims arrangement, in the current period compared to the same period in 2025. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $528, or 24.3%, to $2,701 for the three months ended June 30, 2026, compared to $2,173 for the same period in 2025, representing 4.7% and 3.9% of total revenue, respectively. The increase was primarily driven by higher catastrophe software service revenue associated with the progression of certain catastrophe events, including Hurricane Ian, in the current period. The current period results reflect the impact of additional revenue recognized as a result of refined claims estimates in the prior year. Because catastrophe-related software activity is event driven, revenue from these services may vary between periods.

Cost of Revenue

	Three Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$10,038	$10,074	$(36)	(0.4)%
Outsourced claims fees	1,494	3,831	(2,337)	(61.0)%
Direct personnel expense	5,387	5,063	324	6.4%
Other operating expenses	3,451	2,964	487	16.4%
Depreciation and amortization	579	608	(29)	(4.8)%
Total cost of revenue	$20,949	$22,540	$(1,591)	(7.1)%

Cost of revenue decreased by $1,591, or 7.1%, to $20,949 for the three months ended June 30, 2026, compared to $22,540 for the same period in 2025, representing 36.3% and 40.2% of total revenue, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily driven by a significant reduction in outsourced claim fees, partially offset by higher other operating expenses and direct personnel expense.

Policy commission and related expenses remained relatively flat at $10,038 for the three months ended June 30, 2026, compared to $10,074 for the same period in 2025, representing 17.4% and 18.0% of total revenue, respectively. Policy commission services and related expenses remained relatively unchanged and did not materially impact the change in cost of revenue.

Outsourced claims fees decreased by $2,337, or 61.0%, to $1,494 for the three months ended June 30, 2026, compared to $3,831 for the same period in 2025, representing 2.6% and 6.8% of total revenue, respectively. The decrease was primarily due to lower catastrophe claims handling activity and reduced litigation-related activity in 2026 compared with 2025, when claims handling and related litigation costs were elevated due to activity associated with storms that occurred in late 2024 and other historical storm events. The decrease in fees was attributable to this lower claim volume rather than changes in the cost per claim. Catastrophe-related activity is inherently volatile and may fluctuate significantly from period to period.

Direct personnel expense increased by $324, or 6.4%, to $5,387 for the three months ended June 30, 2026, compared to $5,063 for the same period in 2025, representing 9.3% and 9.0% of total revenue, respectively. The increase was primarily driven by higher headcount to support continued business growth, partially offset by a lower portion of discretionary compensation costs being reflected in cost of revenue as accruals were recognized.

Other operating expenses increased by $487, or 16.4%, to $3,451 for the three months ended June 30, 2026, compared to $2,964 for the same period in 2025, representing 6.0% and 5.3% of total revenue, respectively. The increase was driven by higher postage and related fees resulting from higher policy volumes, increased investment in systems and technology, and an increase to claims management activity. These increases were partially offset by lower bank fees from a system optimization initiative implemented in mid-2025.

Depreciation and amortization remained relatively flat at $579 for the three months ended June 30, 2026, compared to $608 for the same period in 2025, representing 1.0% and 1.1% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially impact the change in cost of revenue.

Operating Expenses

	Three Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$5,788	$2,960	$2,828	95.5%
Research and development	2,440	2,354	86	3.7%
Depreciation and amortization	147	110	37	33.6%
Total operating expenses	$8,375	$5,424	$2,951	54.4%

Operating expenses increased by $2,951, or 54.4%, to $8,375 for the three months ended June 30, 2026, compared to $5,424 for the same period in 2025, representing 14.5% and 9.7% of total revenue, respectively. The increase was primarily driven by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased by $2,828, or 95.5%, to $5,788 for the three months ended June 30, 2026, compared to $2,960 for the same period in 2025, representing 10.0% and 5.3% of total revenue, respectively. Employee-related costs accounted for approximately half of the increase, primarily due to a higher portion of discretionary compensation costs being reflected in selling, general and administrative expenses rather than in cost of revenue as accruals were finalized, along with higher salary and wage expenses resulting from increased headcount to support continued business growth. In addition, the increase reflects lower overhead allocations to TTIC following the sale of TTIC to HCI in July 2024. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs which were allocated using methodologies appropriate to each cost type and applied consistently for all periods presented. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025. The remaining increase reflects higher operating costs associated with being a publicly traded Company and as a result of continued business growth.

Research and development expenses remained relatively flat at $2,440 for the three months ended June 30, 2026, compared to $2,354 for the same period in 2025, representing 4.2% of total revenue in both periods. Research and development was relatively unchanged year-over-year and did not materially affect our cost structure.

Depreciation and amortization remained relatively flat at $147, for the three months ended June 30, 2026, compared to $110 for the same period in 2025, representing 0.3% and 0.2% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially affect our cost structure.

Investment Income

	Three Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Investment income	$2,963	$763	$2,200	288.3%

Investment income increased by $2,200, or 288.3%, to $2,963 for the three months ended June 30, 2026, compared to $763 for the same period in 2025. The increase was attributable in approximately equal measure to interest income earned on U.S. Treasury available-for-sale fixed-maturity securities acquired during the first half of 2026, for which there was no comparable activity in the prior year period, and to increased income earned on cash and cash equivalents. The increase in income from cash and cash equivalents was primarily due to higher average balances invested in money market funds following our IPO in November 2025. Investment income may fluctuate in future periods based on cash levels, the timing of the deployment of cash proceeds, and market conditions.

Income Tax

	Three Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$31,426	$28,890	$2,536	8.8%
Income tax expense	$8,157	$7,227	$930	12.9%
Effective tax rate	26.0%	25.0%

Income tax expense increased by $930, or 12.9%, to $8,157 for the three months ended June 30, 2026, compared to $7,227 for the same period in 2025. Our effective tax rate was 26.0% for the three months ended June 30, 2026, compared to 25.0% for the same period in 2025.

Our effective tax rate for both periods differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, net of federal tax benefits, and other immaterial nondeductible expenses. The year-over-year increase in our effective tax rate was primarily driven by permanent differences related to nondeductible executive compensation. We expect our effective tax rate to continue to vary from the statutory rate principally as a result of state income taxes, permanent differences, and state tax obligations. There were no material changes in our income tax estimation methodologies for the periods presented. The increase in income tax expense was primarily due to higher income before income taxes and, to a lesser extent, the increase in our effective tax rate.

Six Months Ended June 30, 2026 and 2025

Selected financial information for the six months ended June 30, 2026, and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Six Months Ended June 30,		Percentage of Revenue		Increase (Decrease)
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	($)	(%)
Revenue	$113,321	$108,498	100.0%	100.0%	$4,823	4.4%
Cost of revenue	43,740	46,122	38.6%	42.5%	(2,382)	(5.2)%
Gross profit	69,581	62,376	61.4%	57.5%	7,205	11.6%
Selling, general and administrative	11,004	5,666	9.7%	5.2%	5,338	94.2%
Research and development	4,746	4,575	4.2%	4.2%	171	3.7%
Depreciation and amortization	293	211	0.3%	0.2%	82	38.9%
Total operating expenses	16,043	10,452	14.2%	9.6%	5,591	53.5%
Operating income	53,538	51,924	47.2%	47.9%	1,614	3.1%
Investment income	5,475	1,161	4.8%	1.1%	4,314	371.6%
Income before income taxes	59,013	53,085	52.1%	48.9%	5,928	11.2%
Income tax expense	15,338	13,471	13.5%	12.4%	1,867	13.9%
Net income	$43,675	$39,614	38.5%	36.5%	$4,061	10.3%

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management services	$94,270	$88,545	5,725	6.5%
Claim services (1)	13,635	15,452	(1,817)	(11.8)%
Other technology services	5,416	4,501	915	20.3%
Total revenue	$113,321	$108,498	4,823	4.4%
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

Revenue increased by $4,823, or 4.4%, to $113,321 for the six months ended June 30, 2026, compared to $108,498 for the same period in 2025, driven primarily by new customers along with growth in underwriting and management services from our existing customer base.

Underwriting and management revenue increased by $5,725, or 6.5%, to $94,270 for the six months ended June 30, 2026, compared to $88,545 for the same period in 2025, representing 83.2% and 81.6% of total revenue, respectively. The increase was primarily driven by higher managed premiums from two new customers that were onboarded at the end of 2025, along with growth in underwriting and management services from our existing customer base. The fee rate charged as a percentage of premium managed was modestly lower in 2026 compared to 2025, reflecting changes in service mix.

Claim services revenue decreased by $1,817, or 11.8%, to $13,635 for the six months ended June 30, 2026, compared to $15,452 for the same period in 2025, representing 12.0% and 14.2% of total revenue, respectively. The decrease was primarily due to lower catastrophe-related claim activity, associated with services delivered through our outsourced claims arrangement, in the current period compared to the same period in 2025. Claim services revenue was elevated in 2025 due to higher volumes of catastrophe claims arising from prior storm events, including Hurricane Ian, Milton, and Helene. As claims associated with these events progressed toward resolution and related claim volumes normalized, claim services revenue decreased from the prior year elevated levels. The decrease was partially offset by higher managed premiums from our existing customer base, which increased related claims volume and associated service fees. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $915, or 20.3%, to $5,416 for the six months ended June 30, 2026, compared to $4,501 for the same period in 2025, representing 4.8% and 4.1% of total revenue, respectively. The increase was primarily driven by higher catastrophe software service revenue associated with the progression of certain catastrophe events, including Hurricane Ian, in the current period. The current period results reflect the impact of additional revenue recognized as a result of refined claims estimates in the prior year. Because catastrophe-related software activity is event driven, revenue from these services may vary between periods.

Cost of Revenue

	Six Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$22,212	$22,741	$(529)	(2.3)%
Outsourced claims fees	3,023	6,086	(3,063)	(50.3)%
Direct personnel expense	10,371	10,079	292	2.9%
Other operating expenses	6,985	6,011	974	16.2%
Depreciation and amortization	1,149	1,205	(56)	(4.6)%
Total cost of revenue	$43,740	$46,122	$(2,382)	(5.2)%

Cost of revenue decreased by $2,382, or 5.2%, to $43,740 for the six months ended June 30, 2026, compared to $46,122 for the same period in 2025, representing 38.7% and 42.5% of total revenue, respectively. The decrease in the cost of revenue as a percentage of total revenue was primarily driven by a significant reduction in outsourced claim fees, partially offset by higher other operating expenses and direct personnel expense.

Policy commission and related expenses decreased by $529, or 2.3%, to $22,212 for the six months ended June 30, 2026, compared to $22,741 for the same period in 2025, representing 19.6% and 21.0% of total revenue, respectively. The decrease was primarily due to lower written premiums associated with the carrier for which we provide policy commission services. The weighted average commission rate was relatively consistent at 9.0% for 2026 and 2025.

Outsourced claims fees decreased by $3,063, or 50.3%, to $3,023 for the six months ended June 30, 2026, compared to $6,086 for the same period in 2025, representing 2.7% and 5.6% of total revenue, respectively. The decrease was primarily due to lower catastrophe claims handling activity and reduced litigation-related activity in 2026 compared with 2025, when claims handling and related litigation costs were elevated due to activity associated with storms that occurred in late 2024 and other historical storm events. The decrease in fees was attributable to this lower claim volume rather than changes in the cost per claim. Catastrophe-related activity is inherently volatile and may fluctuate significantly between periods.

Direct personnel expense increased by $292, or 2.9%, to $10,371 for the six months ended June 30, 2026, compared to $10,079 for the same period in 2025, representing 9.2% and 9.3% of total revenue, respectively. The increase was primarily driven by higher headcount to support continued business growth, partially offset by a lower portion of discretionary compensation costs being reflected in cost of revenue as accruals were recognized.

Other operating expenses increased by $974, or 16.2%, to $6,985 for the six months ended June 30, 2026, compared to $6,011 for the same period in 2025, representing 6.2% and 5.5% of total revenue, respectively. The increase was driven by higher postage and related fees resulting from higher policy volumes in 2026, higher claims management activity, and increased investment in systems and technology. These increases were partially offset by lower bank fees from a system optimization initiative implemented in mid-2025.

Depreciation and amortization remained relatively flat at $1,149 for the six months ended June 30, 2026, compared to $1,205 for the same period in 2025, representing 1.0% and 1.1% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially affect our cost structure.

Operating Expenses

	Six Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$11,004	$5,666	$5,338	94.2%
Research and development	4,746	4,575	171	3.7%
Depreciation and amortization	293	211	82	38.9%
Total operating expenses	$16,043	$10,452	$5,591	53.5%

Operating expenses increased by $5,591, or 53.5%, to $16,043 for the six months ended June 30, 2026, compared to $10,452 for the same period in 2025, representing 14.2% and 9.6% of total revenue, respectively. The increase was primarily driven by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased by $5,338 or 94.2%, to $11,004 for the six months ended June 30, 2026, compared to $5,666 for the same period in 2025, representing 9.7% and 5.2% of total revenue, respectively. Employee-related costs accounted for approximately half of the increase, primarily due to a higher portion of discretionary compensation costs being reflected in selling, general and administrative expenses rather than in cost of revenue as accruals were finalized, along with salary and wage expenses resulting from higher headcount to support continued business growth. In addition, the increase reflects lower overhead allocations to TTIC following the sale of TTIC to HCI in July 2024. The corporate overhead allocation to TTIC included shared services such as HR, IT, legal, accounting, and lease-related costs which were allocated using methodologies appropriate to each cost type and applied consistently for all periods presented. We ceased providing corporate services, and therefore ceased allocating related expenses, to TTIC as of July 1, 2025. The remaining increase reflects higher operating costs associated with being a publicly traded Company and as a result of continued business growth.

Research and development expenses remained relatively flat at $4,746 for the six months ended June 30, 2026, compared to $4,575 for the same period in 2025, representing 4.2% of total revenue in both periods. Research and development were relatively unchanged year-over-year and did not materially affect our cost structure.

Depreciation and amortization remained relatively flat at $293, for the six months ended June 30, 2026, compared to $211 for the same period in 2025, representing 0.3% and 0.2% of total revenue, respectively. Depreciation and amortization were relatively unchanged year-over-year and did not materially affect our cost structure.

Investment Income

	Six Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Investment income	$5,475	$1,161	$4,314	371.6%

Investment income increased by $4,314, or 371.6%, to $5,475 for the six months ended June 30, 2026, compared to $1,161 for the same period in 2025. The increase was primarily driven by a combination of interest income earned on U.S. Treasury available-for-sale fixed-maturity securities acquired during the first half of 2026 and increased income earned on cash and cash equivalents, reflecting higher average invested balances and higher overall investment yields.

Income Tax

	Six Months Ended June 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$59,013	$53,085	$5,928	11.2%
Income tax expense	$15,338	$13,471	$1,867	13.9%
Effective tax rate	26.0%	25.4%

Income tax expense increased by $1,867, or 13.9%, to $15,338 for the six months ended June 30, 2026, compared to $13,471 for the same period in 2025. Our effective tax rate was 26.0% for the six months ended June 30, 2026, compared to 25.4% for the same period in 2025.

Our effective tax rate for both periods differed from the U.S. federal statutory rate of 21.0%, primarily due to state and foreign income taxes, net of federal tax benefits, and other nondeductible expenses. We expect our effective tax rate to continue to differ from the statutory rate due to state and foreign tax obligations and other permanent differences. There were no material changes in our income tax estimation methodologies during the periods presented, and the year-over-year change in our effective tax rate was not material. The year-over-year increase in income tax expense was primarily driven by higher income before income taxes.

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

The reconciliation of net income to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Net income	$23,269	$21,663	$43,675	$39,614
Income tax expense	8,157	7,227	15,338	13,471
Investment income	(2,963)	(763)	(5,475)	(1,161)
Depreciation and amortization	726	718	1,442	1,416
Share-based compensation	759	706	1,499	1,429
Adjusted EBITDA (1)	$29,948	$29,551	$56,479	$54,769
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

The reconciliation of the Adjusted Revenue for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Revenue	$57,787	$56,091	$113,321	$108,498
Less: Outsourced claims fees	1,494	3,831	3,023	6,086
Adjusted Revenue	$56,293	$52,260	$110,298	$102,412

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

The calculation of Adjusted EBITDA Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025
Numerator: Adjusted EBITDA	$29,948	$29,551	$56,479	$54,769
Denominator: Adjusted Revenue	56,293	52,260	110,298	102,412
Adjusted EBITDA Margin (1)	53.2%	56.5%	51.2%	53.5%
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

The reconciliation of Free Cash Flow for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Cash provided by operating activities	$15,415	$37,754	$40,887	$57,526
Less: Capital expenditures	209	483	536	1,252
Free Cash Flow	$15,206	$37,271	$40,351	$56,274

Liquidity and Capital Resources

General

Our principal sources of liquidity, consisting of cash and cash equivalents and cash generated from operations, are presented as follows:

	June 30,	December 31,
(Unaudited, in thousands)	2026	2025
Cash and cash equivalents	$136,731	$305,372
Working capital	$77,968	$241,432

Cash and cash equivalents decreased during the six months ended June 30, 2026, primarily due to purchases of fixed-maturity securities classified as available-for-sale, partially offset by cash generated from operating activities. Working capital also decreased during the period, primarily reflecting the same investment activity; as the available-for-sale fixed-maturity securities were classified as non-current based on management's intent not to use the investments for current operating purposes.

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

In May 2026, the Board of Directors authorized a Share Repurchase Program to repurchase up to $12.0 million of the Company’s common stock. The Share Repurchase Program permits the Company to repurchase shares periodically through open market purchases, block transactions, privately negotiated transactions or other means. During the six months ended June 30, 2026, the Company used $10,029 of cash to repurchase shares of its common stock, excluding broker commissions and excise tax. As of June 30, 2026, approximately $1,971 remained available under the Share Repurchase Program. The timing and amount of any share repurchases are discretionary and may vary based on the Company’s liquidity position, capital requirements, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time without notice.

Based on our current financial position, we also believe that our liquidity sources will be adequate to meet our long-term needs beyond the next twelve months. Over the longer term, our liquidity will depend primarily on our ability to generate cash from operations as our managed premium base scales and we continue to expand our technology and service offerings.

Investments

The primary objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and available-for-sale fixed-maturity securities.

As of June 30, 2026, we had $197,072 of available-for-sale fixed-maturity investments, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

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

Cash Flow Summary

A summary of cash flows is as follows:

	Six Months Ended June 30,
(Unaudited, in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$40,887	$57,526
Investing activities	$(198,931)	$(1,252)
Financing activities	$(10,418)	$—

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $40,887, a decrease of $16,639 from $57,526 for the same period in 2025. The decrease was primarily due to changes in the timing of business growth and associated cash collections, partially offset by higher net income. Operating cash flows may vary from period to period based on the timing of customer receipts, vendor payments, and other operating activities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $198,931, compared to $1,252 for the same period in 2025, an increase in cash used of $197,679. The increase was primarily due to purchases of available-for-sale fixed-maturity securities during the 2026 period. Capital expenditures also continued in support of software development and infrastructure, consistent with our strategy to support and enhance core operations.

Financing Activities

Net cash used in financing for the six months ended June 30, 2026 was $10,418, compared to $0 for the same period in 2025. Net cash used in financing activities for 2026 was primarily driven by payments made under the Share Repurchase Program, as well as payments of offering costs related to the Company’s November 2025 IPO. Certain IPO-related costs were paid in 2026 due to the timing of invoice receipt and settlement.

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

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are discussed further in our 2025 Annual Report, filed with the SEC on February 26, 2026. For the six months ended June 30, 2026, there have been no other material changes with respect to any of our critical accounting policies.

Revenue Recognition

We recognize revenue from contracts with customers in accordance with ASC 606. We determine the appropriate amount of revenue to be recognized by applying the five-step model: (i) identifying the contract with customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, the performance obligations are satisfied. Our revenue is primarily usage-based and derived from fees calculated as a percentage of premiums written by our insurance customers. The nature of our usage-based arrangements and related judgments did not change materially during the periods presented.

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

Because our fees are generally usage-based and tied to the underlying insurance policies written by our customers, the transaction price often includes variable consideration. While our customer contracts typically span multiple years, the underlying insurance policies can be canceled by policyholders without penalty. As a result, the uncertainty related to underlying policy volume, not termination of the MGA or customer agreement itself, drives our application of the ASC 606 constraint. We therefore constrain variable consideration to the amounts that are not probable of significant reversal. This assessment requires judgment and involves assumptions about policyholder behavior, seasonality, expected policy retention, and inherent volatility of premiums written. We update these estimates quarterly based on the most recent available information. The assumptions used to evaluate and constrain variable consideration, including expected volume and retention behavior, were applied consistently and did not change materially during the periods presented.

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

As of June 30, 2026, our investment portfolio included available-for-sale fixed-maturity securities that are not for trading or speculation. We consider factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing our investment strategies. The portfolio consists entirely of high-credit quality U.S. Treasury securities. We classify our fixed-maturity securities as available-for-sale and report unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within shareholders’ equity. As such, changes in fair value may impact shareholders’ equity.

Interest Rate Risk

We are exposed to interest rate risk primarily through cash and cash equivalents and available-for-sale fixed-maturities. Our fixed-maturities consist of U.S. Treasury securities, which are carried at fair value. As these securities are carried at fair value, increases in market interest rates would generally result in decreases in their fair value, while decreases in market interest rates would result in increases in the fair value. Accordingly, changes in market interest rates may result in unrealized gains or losses recorded in other comprehensive income. We have no variable-rate borrowings outstanding.

Inflationary Risk

Inflationary pressures, such as increases in cost of revenue and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a sustained high rate of inflation in the future could adversely affect our ability to maintain or increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our services do not increase proportionately with our costs. In addition, inflationary pressures affecting our insurance carrier customers could impact the level of managed premiums and the timing of policy renewals.

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

Credit risk also arises from potential adverse changes in the financial condition of issuers of our available-for-sale fixed-maturity securities. Because our investment portfolio consists entirely of U.S. Treasury securities, exposure to credit losses is considered minimal.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of accounts receivable. We limit our exposure by performing credit evaluations when deemed necessary but do not require collateral to secure amounts owed by customers. Refer to Note 7. Concentrations of Risk for additional details.

Foreign Currency Risk

We conduct certain operations through a wholly-owned subsidiary in India that provides product research and development, operational and administrative support services. Because the subsidiary's functional currency is in the U.S. dollar, we are not exposed to material foreign-currency translation risk. We may experience minor transaction gains or losses on Indian-rupee-denominated expenses or payables, but such amounts have not been material. We do not currently use hedging instruments and believe our exposure to foreign-currency fluctuations is not material.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our CEO (who is our principal executive officer) and CFO (who is our principal financial officer), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated changes in our internal control over financial reporting during the quarter ended June 30, 2026. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Sales of Unregistered Securities

We did not sell or issue any unregistered equity securities during the three months ended June 30, 2026.

(b)
Use of Proceeds from Registered Securities

Our registration statement on Form S-1, as amended (File No. 333-290500), for our IPO offering became effective under Section 8(a) of the Securities Act of 1933, as amended, on November 4, 2025. On November 6, 2025, we completed the IPO offering of 8.0 million shares of our common stock at a public offering price of $21.00 for an aggregate offering price of $168 million. There has been no material change in the planned use of proceeds from our IPO offering as described in the prospectus filed on November 5, 2025, under Rule 424(b)(4) of the Securities Act of 1933, as amended.

(c)
Repurchases of Securities

The following table summarizes the Company's share repurchase activity for the three months ended June 30, 2026 and the approximate dollar value of shares that may yet be purchased under the program.

Issuer Purchases of Equity Securities
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	under the Plans
Period	Purchased (1)	Paid Per Share (2)	or Programs (1)	or Program (1)
				(in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	123,466	$13.65	123,466	$10,315
June 1, 2026 - June 30, 2026	603,362	$13.83	603,362	$1,971
Total	726,828		726,828
(1)
All shares were repurchased pursuant to the Share Repurchase Program, which was announced on May 26, 2026, under which the Board of Directors authorized the repurchase of up to $12.0 million of the Company's common stock. The Share Repurchase Program does not have a stated expiration date.
(2)
Average price paid for share excludes broker commissions and excise tax.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements Under Item 408 of Regulation S-K

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or affirmatively terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

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
101*

The following materials from Exzeo Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exzeo Group, Inc.

Date: August 7, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Suela Bulku
Suela Bulku
Chief Financial Officer
(Principal Financial and Accounting Officer)