Form 10-Q
period 2026-09-30
Exzeo Group, Inc.
filed 2026-11-05
CIK 1873951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 89,522,897 shares of common stock, $0.001 par value per share, outstanding.

In this report, for all periods presented, Exzeo Group, Inc. and its wholly-owned subsidiaries are referred to as "we," "us," "our," the "Company" and "Exzeo."

Glossary

This report contains acronyms, abbreviations and other defined terms throughout this Quarterly Report on Form 10-Q. These terms are defined as follows:

Term	Definition
2021 Omnibus Plan	2021 Omnibus Incentive Plan
2025 Omnibus Plan	2025 Omnibus Incentive Plan
AFS securities	Available-for-sale fixed-maturity securities
AI	Artificial Intelligence
ARR	Annual Recurring Revenue
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASU	Accounting Standards Update
August 2026 Share Repurchase Program	The program authorized by the Board of Directors that permits the repurchase of up to $25.0 million of Exzeo's common stock
CEO	Chief Executive Officer, who is our principal executive officer
CFO	Chief Financial Officer, who is our principal financial officer
CODM	Chief Operating Decision Maker
CORE	Condo Owners Reciprocal Exchange, a Florida reciprocal insurance exchange owned by its subscribers
CRM	Core Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
EGC	Emerging Growth Company
EIS	Exzeo Insurance Services, Inc., a Florida corporation and a direct wholly-owned subsidiary of Exzeo Group, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
Exzeo Platform	Exzeo's proprietary Insurance-as-a-Service platform and related software applications
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GCM	Griston Claim Management, Inc., a Florida corporation and an indirect wholly-owned subsidiary of HCI
HCI	HCI Group, Inc., a Florida corporation and the controlling shareholder of Exzeo Group, Inc.
HCM	Homeowners Choice Managers, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
HCPCI	Homeowners Choice Property & Casualty Insurance Company, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
IPO	Initial Public Offering
JOBS Act	Jumpstart Our Business Startups Act
May 2026 Share Repurchase Program	The program authorized by the Board of Directors that permits the repurchase of up to $12.0 million of Exzeo's common stock
MGA	Managing General Agent
MGA agreement	Agreement under which the Company provides underwriting, policy administration, claims or related services as MGA
NRR	Net Dollar Retention Rate
Omega	Omega Insurance Agency, Inc., a Florida corporation and a direct wholly-owned subsidiary of HCI
P&C	Property and Casualty
SEC	Securities and Exchange Commission
Sub-broker services	Reinsurance placement and brokerage assistance services
Tailrow	Tailrow Insurance Exchange, a Florida reciprocal insurance exchange owned by its subscribers
TRM	Tailrow Risk Managers, LLC, a Florida limited liability company and a direct wholly-owned subsidiary of HCI
TTIC	TypTap Insurance Company, a Florida corporation and a direct wholly-owned subsidiary of HCI

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$116,404	$305,372
Accounts receivable	1,496	2,906
Receivables from related parties	15,294	11,295
Prepaid expense	2,473	1,483
Current contract cost assets	5,221	4,722
Other current assets	3,424	43
Total current assets	144,312	325,821
Non-current assets:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $243,196 and $0, respectively, and allowance for credit losses: $0 and $0, respectively)	233,779	—
Property and equipment, net	9,298	10,662
Operating lease right-of-use assets	5,945	6,884
Non-current contract cost assets	275	1,118
Deferred income taxes, net	3,588	2,975
Other assets	297	274
Total non-current assets	253,182	21,913
Total assets	$397,494	$347,734
Liabilities and Shareholders' Equity:
Current liabilities:
Current contract liabilities	$74,101	$70,893
Commissions payable	4,077	4,605
Accounts payable and accrued liabilities	11,752	2,950
Operating lease liabilities	2,504	2,413
Income taxes payable	370	2,455
Payables to related parties	1,358	1,073
Total current liabilities	94,162	84,389
Non-current liabilities:
Non-current contract liabilities	721	3,567
Operating lease liabilities	3,806	4,832
Other liabilities	702	790
Total non-current liabilities	5,229	9,189
Total liabilities	99,391	93,578
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock ($0.001 par value, 350,000,000 shares authorized, 89,715,825 and 90,926,720 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	90	91
Additional paid-in capital	213,634	228,647
Retained earnings	91,438	25,418
Accumulated other comprehensive loss	(7,059)	—
Total shareholders' equity	298,103	254,156
Total liabilities and shareholders' equity	$397,494	$347,734

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue (1)	$55,186	$55,166	$168,507	$163,664
Cost of revenue (2)	20,940	21,393	64,680	67,515
Gross profit	34,246	33,773	103,827	96,149
Operating expenses:
Selling, general and administrative	5,564	3,900	16,568	9,566
Research and development	2,383	2,494	7,129	7,069
Depreciation and amortization	149	127	442	338
Total operating expenses	8,096	6,521	24,139	16,973
Operating income	26,150	27,252	79,688	79,176
Interest income	3,340	1,102	8,815	2,263
Other income, net	340	—	340	—
Income before income taxes	29,830	28,354	88,843	81,439
Income tax expense	7,485	7,203	22,823	20,674
Net income	$22,345	$21,151	$66,020	$60,765
Basic and diluted earnings per share	$0.25	$0.25	$0.73	$0.73
(1)
Amounts include revenues earned from related parties of $53,209 and $160,748 for the three and nine months ended September 30, 2026, respectively, and $55,166 and $161,914 for the three and nine months ended September 30, 2025, respectively. Refer to Note 5. Revenue and Note 8. Related Party Transactions for additional details.
(2)
Amounts include costs incurred pursuant to related party transactions of $3,550 and $10,394 for the three and nine months ended September 30, 2026, respectively, and $4,631 and $13,895 for the three and nine months ended September 30, 2025, respectively. Refer to Note 8. Related Party Transactions for additional details.

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income	$22,345	$21,151	$66,020	$60,765
Other comprehensive loss, net of income taxes:
Available-for-sale fixed-maturity securities	(6,044)	—	(7,059)	—
Other comprehensive loss, net of income taxes	(6,044)	—	(7,059)	—
Comprehensive income	$16,301	$21,151	$58,961	$60,765

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of June 30, 2026	90,200,252	$90	$220,003	$69,093	$(1,015)	$288,171
Net income	—	—	—	22,345	—	22,345
Other comprehensive loss, net of income taxes	—	—	—	—	(6,044)	(6,044)
Non-cash capital contributions from parent	—	—	3	—	—	3
Issuance of restricted stock	6,000	—	—	—	—	—
Forfeiture of restricted stock	(75,850)	—	—	—	—	—
Repurchase and retirement of common stock	(414,577)	—	(7,090)	—	—	(7,090)
Share-based compensation	—	—	718	—	—	718
Balance as of September 30, 2026	89,715,825	$90	$213,634	$91,438	$(7,059)	$298,103

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share amounts)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of June 30, 2025	82,701,189	$83	$74,185	$(17,717)	$—	$56,551
Net income	—	—	—	21,151	—	21,151
Non-cash capital contributions from parent	—	—	4	—	—	4
Issuance of restricted stock	88,100	—	—	—	—	—
Forfeiture of restricted stock	(13,500)	—	—	—	—	—
Share-based compensation	—	—	726	—	—	726
Balance as of September 30, 2025	82,775,789	$83	$74,915	$3,434	$—	$78,432

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance as of December 31, 2025	90,926,720	$91	$228,647	$25,418	$—	$254,156
Net income	—	—	—	66,020	—	66,020
Other comprehensive loss, net of income taxes	—	—	—	—	(7,059)	(7,059)
Non-cash capital contributions from parent	—	—	11	—	—	11
Issuance of restricted stock	39,000	—	—	—	—	—
Forfeiture of restricted stock	(108,490)	—	—	—	—	—
Repurchase and retirement of common stock	(1,141,405)	(1)	(17,233)	—	—	(17,234)
Share-based compensation	—	—	2,209	—	—	2,209
Balance as of September 30, 2026	89,715,825	$90	$213,634	$91,438	$(7,059)	$298,103

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share amounts)	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance as of December 31, 2024	82,810,089	$83	$72,755	$(57,331)	$—	$15,507
Net income	—	—	—	60,765	—	60,765
Non-cash capital contributions from parent	—	—	30	—	—	30
Issuance of restricted stock	88,100	—	—	—	—	—
Forfeiture of restricted stock	(122,400)	—	—	—	—	—
Share-based compensation	—	—	2,130	—	—	2,130
Balance as of September 30, 2025	82,775,789	$83	$74,915	$3,434	$—	$78,432

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net income	$66,020	$60,765
Adjustments to reconcile net income to cash provided by operating activities:
Share-based compensation	2,220	2,160
Depreciation and amortization	2,234	2,340
Deferred income taxes	1,746	(2,134)
Amortization of premium and accretion of discount on available-for-sale fixed-maturity securities, net	(142)	—
Foreign currency remeasurement loss	232	141
Changes in operating assets and liabilities:
Accounts receivable	1,410	—
Related party receivables and payables	(3,714)	(9,871)
Prepaid expenses	(990)	(515)
Contract cost assets	344	2,852
Income taxes payable	(2,253)	4,531
Contract liabilities	362	21,549
Commissions payable	(528)	(366)
Accounts payable and accrued liabilities	9,177	9,512
Other liabilities	(135)	(125)
Other assets	(3,407)	(1,868)
Operating leases, net	35	46
Cash provided by operating activities	72,611	89,017
Investing activities:
Capital expenditures	(870)	(2,441)
Purchase of available-for-sale fixed-maturity securities	(243,055)	—
Cash used in investing activities	(243,925)	(2,441)
Financing activities:
Payment of issuance costs	(375)	—
Repurchase of common stock	(17,066)	—
Cash used in financing activities	(17,441)	—
Effect of exchange rate changes on cash	(213)	(159)
Net (decrease) increase in cash and cash equivalents	(188,968)	86,417
Cash and cash equivalents at beginning of period	305,372	54,502
Cash and cash equivalents at end of period	$116,404	$140,919
Non-cash financing activities:
Capital contribution from parent	$11	$30
Payable related to share repurchases	$168	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

EXZEO GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1. Nature of Operations

Exzeo Group, Inc. is a majority owned subsidiary of HCI. Together with its subsidiaries, Exzeo provides technology-enabled services to P&C insurance companies, including underwriting, policy management, claims processing management and related software solutions. The Company primarily operates through MGA agreements and technology service agreements. The Company is headquartered in the United States and all revenue generating activities are conducted domestically. The Company also maintains a wholly-owned subsidiary in India that provides product research and development and software enhancement services.

On November 6, 2025, the Company completed an IPO, pursuant to which it issued and sold shares of its common stock to the public and commenced trading on the New York Stock Exchange.

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

Certain information and footnote disclosures normally included in annual audited Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in this interim presentation. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements reflect all normal, recurring adjustments necessary for a fair statement of the Company's financial position as of September 30, 2026, and the results of operations and cash flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of results expected for the fiscal year ending December 31, 2026. These unaudited interim Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 26, 2026. Except for the accounting policy related to investment securities described below, there have been no material changes to the Company's significant accounting policies from those described in the annual audited Consolidated Financial Statements. The policy described below became applicable during 2026 as the Company began investing in AFS securities.

In preparing these unaudited interim Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures as of the financial reporting date and for the periods presented. Certain estimates result from assumptions that can be subjective and complex and consequently actual results may differ from these estimates. Accounting policies specific to revenue recognition, income taxes and share-based compensation involve significant estimates and assumptions that are material to the Company's unaudited interim Consolidated Financial Statements.

Beginning with the quarter ended September 30, 2026, the Company reclassified the presentation of its Consolidated Statements of Income by renaming the investment income caption to interest income to better reflect the nature of the income. The presentation change had no effect on previously reported amounts.

Available-for-Sale Fixed-Maturity Securities

The Company's available-for-sale fixed-maturity securities consist of U.S. Treasury securities and are carried at fair value. Unrealized gains or losses, other than credit losses, are excluded from interest income and reported as a component of other comprehensive income, net of income taxes. Realized gains and losses from sales are recorded on the trade date using the first-in, first-out ("FIFO") method. Interest income consists of contractual interest, premium amortization and discount accretion, and is recognized using the effective interest method over the estimated remaining term of the security.

The Company reviews AFS securities for impairment on a quarterly basis, considering its ability and intent to hold the securities until recovery or maturity and whether it is more likely than not that the Company will be required to sell the securities prior to recovery or maturity. The unrealized losses are recognized as impairment losses in the Consolidated Statements of Income.

For AFS securities that the Company has the ability and intent to hold until recovery or maturity, the Company evaluates whether any unrealized losses are attributable to credit-related factors. Credit-related losses, if any, are recognized through the Consolidated Statements of Income, while unrealized losses attributable to non-credit factors, including changes in interest rates or market conditions, are recognized in accumulated other comprehensive loss. Refer to Note 3. Investments for additional details.

Recent Accounting Pronouncements

Accounting Standards Adopted in the Current Year

In July 2025, the FASB issued ASU No. 2025-05 - Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the estimation of current expected credit losses on current accounts receivable and current contract assets related to revenue from contracts with customers by allowing all entities to assume that current conditions as of the balance sheet date will not change for the remaining life of the current accounts receivable and current contract assets. This standard is effective for all entities for fiscal years and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted the amendments on a prospective basis, effective January 1, 2026. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Accounting Standards Issued but Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06 - Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances guidance on the capitalization of software development costs by eliminating project phase-based criteria and clarifying the conditions signifying significant development uncertainty used by entities to evaluate when the probable-to-complete recognition threshold is met. This standard is effective for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this update on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires additional disclosures of certain costs and expenses within the notes to the Consolidated Financial Statements. Additionally, in January 2025, the FASB issued ASU No. 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that the updates for this standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of these updates on its Consolidated Financial Statements and related disclosures, as well as whether the Company will adopt the guidance on a prospective or retrospective basis.

Note 3. Investments

Available-for-Sale Fixed-Maturity Securities

During the first quarter of 2026, the Company began investing in U.S. Treasury securities, which are classified as available-for-sale fixed-maturity securities. The Company held no investment securities as of December 31, 2025. The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company's AFS securities as of September 30, 2026 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (1)
U.S. Treasury securities	$243,196	$—	$(9,417)	$233,779
(1)
There was no allowance for credit losses for the period presented. Estimated fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). Refer to Note 4. Fair Value Measurements for additional details.

Accrued interest receivable on AFS securities is recorded within other current assets in the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable was $1,910 and $0, respectively.

There were no sales of AFS securities during the three and nine months ended September 30, 2026 and 2025.

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities

The following table presents the amortized cost and estimated fair value of the Company's AFS securities by contractual maturity as of September 30, 2026:

	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	144,154	142,236
After five years through ten years	99,042	91,543
After ten years	—	—
Total	$243,196	$233,779

As of September 30, 2026, the Company's U.S. Treasury securities classified as AFS securities were not subject to call or prepayment provisions. Accordingly, expected maturities were consistent with contractual maturities.

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

AFS securities with gross unrealized loss positions as of September 30, 2026, aggregated by investment category and length of time the individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$(9,417)	$233,779	$—	$—

As of September 30, 2026, seven securities were in an unrealized loss position and had been in a continuous unrealized loss position for less than twelve months.

Allowance for Credit Losses of Available-for-Sale Fixed-Maturity Securities

The Company regularly reviews its individual investment securities for credit impairment. The Company considers a variety of factors in evaluating whether a decline in fair value is credit-related, including the issuer's financial condition and near-term prospects, the extent to which the security's fair value is below its amortized cost, general market conditions, industry or sector specific factors, any nonpayment of contractually due principal or interest, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for recovery of its amortized cost.

The Company's available-for-sale fixed-maturity securities consist entirely of U.S. Treasury securities. The unrealized losses as of September 30, 2026 were attributable to changes in market interest rates since the date of purchase and are not indicative of credit deterioration. Because U.S. Treasury securities are backed by the full faith and credit of the U.S. Government, the risk of credit loss is generally considered remote. The Company has the intent and ability to hold these securities until recovery of the amortized cost or maturity. Accordingly, no allowance for credit losses was recorded.

Interest Income

Interest income by source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash and cash equivalents	$958	$1,102	$5,142	$2,263
Available-for-sale fixed-maturity securities	2,382	—	3,673	—
Interest income	$3,340	$1,102	$8,815	$2,263

Note 4. Fair Value Measurements

The Company records and discloses certain financial assets at their estimated fair values. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•
Level 1 - Unadjusted quoted prices in active markets for identical assets.
•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs derived from or corroborated by observable market data.
•
Level 3 - Inputs that are unobservable.

The Company's financial assets measured at fair value on a recurring basis consist of cash and cash equivalents and available-for-sale fixed-maturity securities. Cash and cash equivalents, which consist primarily of money market funds, are classified as Level 1 due to the use of quoted prices in active markets. AFS securities consist of U.S. Treasury securities and are also classified as Level 1, as fair value is determined using quoted prices in active markets.

The fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value is as follows:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2026
Cash and cash equivalents	$116,404	$—	$—	$116,404
U.S. Treasury securities	$233,779	$—	$—	$233,779
As of December 31, 2025
Cash and cash equivalents	$305,372	$—	$—	$305,372

Note 5. Revenue

The Company generates revenue from three primary sources: underwriting and management services, claim services and other technology services.

Revenue disaggregated by service type and the timing of recognition is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Underwriting and management services	$23,849	$22,010	$45,859	$22,729	$22,150	$44,879
Claim services	163	6,448	6,611	67	7,963	8,030
Other technology services	—	2,716	2,716	—	2,257	2,257
Total revenue	$24,012	$31,174	$55,186	$22,796	$32,370	$55,166

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Underwriting and management services	$75,452	$64,677	$140,129	$72,405	$61,019	$133,424
Claim services	272	19,974	20,246	103	23,379	23,482
Other technology services	—	8,132	8,132	—	6,758	6,758
Total revenue	$75,724	$92,783	$168,507	$72,508	$91,156	$163,664

The Company primarily derives revenue through insurance solutions services provided to customers. The Company provides services to certain of its affiliates under separate MGA, policy administration and technology agreements. Refer to Note 8. Related Party Transactions for additional details.

Underwriting and Management Services

The Company provides policy issuance and renewal services that result in executed insurance policies. In addition, the Company provides management services, including soliciting and negotiating reinsurance for authorized programs, managing and maintaining a policy administration system. The Company also provides administrative services, including maintaining policy records and printing policy-related documents.

The Company has identified three performance obligations within its underwriting and management services: 1) policy issuance and renewal, 2) management services, and 3) sub-broker services.

The transaction price allocated to the policy issuance and renewal performance obligation is determined based on the estimated standalone selling price of the service. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, plus related policy fees, and varies based on the specific terms of each agreement. The estimated standalone selling price is determined using the expected cost plus a margin approach. The transaction price is comprised of variable consideration because the Company is obligated to return a portion of the consideration if an underlying policy is canceled subsequent to issuance or renewal. Accordingly, the Company applies an estimate of constraint against the transaction price related to possible underlying policy cancellations in the future using the expected value method. Revenue related to the policy issuance and renewal performance obligation is recognized at the point in time when a policy is issued or renewed, as this marks the point at which the customer receives the economic benefits of the policy issuance or renewal, with the related services being substantially complete.

The transaction price allocated to the management services performance obligation is determined based on the estimated standalone selling price of the services. This price is calculated as a proportion of direct written premiums, assumed written premiums, or both, and varies based on the specific terms of each agreement. The estimated standalone selling price is determined using the expected cost plus a margin approach. Revenue for management services is deferred and recognized ratably over time as the services are provided.

Revenue from sub-broker services is recognized at a point in time when the Company fulfills its performance obligation by completing the services for the customer and is included within underwriting and management services. Due to the nature of the services, there are no significant financing components or variable consideration. The Company recognized revenue from sub-broker services for the nine months ended September 30, 2026, and 2025 of $1,500 and $1,750, respectively. No revenue related to this item was recognized during the three months ended September 30, 2026 or 2025, as such revenue is recognized annually, typically during the second quarter. As of both September 30, 2026 and December 31, 2025, the Company had a receivable balance related to this service of $875, which was recorded within accounts receivable in the Consolidated Balance Sheets.

Claim Services

The Company provides services for all reported and assigned claims on behalf of its customers, for which the Company will handle each claim, including investigating, evaluating, adjusting and settling the claim. While a variety of activities are performed, the overall nature of the obligation is to provide services for all reported and assigned claims, including catastrophe claims. The Company also provides "catastrophe services" in the form of claim services to handle and adjust the increased and extraordinary volume of claims attributable to a catastrophe.

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

The transaction price allocated to the catastrophe services performance obligation is determined based on the estimated standalone selling price, which includes per-claim fees and a percentage of indemnification costs, and varies by agreement. The transaction price involves variable consideration because the Company must estimate both the ultimate number of claims and the total indemnification expected to be paid. Accordingly, the Company applies a constraint to the transaction price related to possible overestimation of the transaction price using the expected value method. Revenue for this performance obligation is recognized over time using an output method that measures progress by comparing total claims paid to date against the total expected claims to be paid.

Other Technology Services

The Company's other technology services revenue is derived primarily from fees for providing services using various proprietary software, which includes functionality for policy administration, reporting and compliance, billing, and claims handling, to the customer through software service agreements.

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

Remaining Performance Obligations

As of September 30, 2026, the aggregate transaction price allocated to remaining performance obligations that are unsatisfied or partially unsatisfied was $74,822, of which $74,101 is expected to be recognized within the following 12 months and $721 is expected to be recognized beyond the next 12 months.

The Company's remaining performance obligations primarily consist of contractual fees under multi-year underwriting management agreements and technology service agreements. The Company expects to recognize revenue on the current portion of the remaining performance obligations within the next 12 months. The non-current portion relates primarily to multi-year catastrophe software claim service agreements that the Company expects to recognize revenue ratably over the period in which it expects to satisfy the related performance obligations, which is generally estimated to be four to five years.

Contract Balances

The Company receives payments from customers based on billing terms established in contractual agreements. Accounts receivable are recognized when the right to consideration becomes unconditional and only the passage of time is required before payment of consideration is due. The timing of revenue recognition may differ from the timing of invoicing. Receivables related to these services are classified within accounts receivable and receivables from related parties in the Consolidated Balance Sheets. These receivables are typically collected within 15 to 30 days after month-end or invoice date, as applicable, and substantially all cash collections are completed within one year, consistent with the annual term of insurance policies. As of September 30, 2026 and December 31, 2025, the Company reported $1,496 and $2,906, respectively, in accounts receivable related to these contracts and $15,294 and $11,295, respectively, in receivables from related parties from these contracts in the Consolidated Balance Sheets.

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

The changes in contract liabilities during the three and nine months ended September 30, 2026 resulted from normal business activity and were not materially affected by unusual or nonrecurring items. During the three and nine months ended September 30, 2026, the Company recognized revenue of $4,332 and $62,860, respectively, that was included in the contract liability balance as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenue of $4,535 and $39,198, respectively, that was included in the contract liability balance as of December 31, 2024. Contract liabilities are reflected in current liabilities for those to be recognized in less than 12 months and in non-current liabilities for those to be recognized more than 12 months from the date presented in the Company's Consolidated Balance Sheets.

Note 6. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which reflects valuation changes in AFS securities carried at fair value, net of income taxes.

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized changes on fixed-maturity securities
Balance at the beginning of the period	$(1,015)	$—	$—	$—
Unrealized losses on available-for-sale fixed-maturity securities	(8,063)	—	(9,417)	—
Deferred income taxes	2,019	—	2,358	—
Other comprehensive loss, net of income taxes	$(6,044)	$—	$(7,059)	$—
Balance at the end of the period	$(7,059)	$—	$(7,059)	$—

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

For the three months ended September 30, 2026, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 86.7% of total revenue. For the nine months ended September 30, 2026, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 86.8% of total revenue.

As of September 30, 2026, receivables from related party customers that individually accounted for more than 10% of total receivables totaled approximately $12,634 and are included in receivables from related parties in the Consolidated Balance Sheets.

For the three months ended September 30, 2025, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 95.7% of total revenue. For the nine months ended September 30, 2025, the Company had two related party customers that individually represented more than 10% of total revenue, collectively accounting for approximately 94.6% of total revenue.

As of December 31, 2025, receivables from related party customers that individually accounted for more than 10% of total receivables totaled approximately $10,665 and are included in receivables from related parties in the Consolidated Balance Sheets.

Related Party Concentration

A significant portion of the Company's revenue is generated from customers affiliated with the Company's controlling shareholder, HCI. For the three and nine months ended September 30, 2026, customers that individually represented more than 10% collectively accounted for 86.7% and 86.8% of total revenue, respectively. For the three and nine months ended September 30, 2025, such customers collectively accounted for 95.7% and 94.6% of revenue, respectively. Accordingly, the Company is exposed to concentration risk related to these related party customers. A reduction in business from, or loss of, one or more of these customers could have a material adverse effect on the Company's results of operations.

Cash Concentration

The Company maintains cash balances at large financial institutions that exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage limits. The Company monitors the credit ratings and financial condition of these institutions on an ongoing basis and has not experienced any losses on such deposits. The Company believes the credit risk associated with these institutions is not material.

Note 8. Related Party Transactions

Management Fee Revenue from Insurance Carriers

The following table presents underwriting and management services, as well as claim services revenue, recognized under agreements with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
Counterparty	2026	2025	2026	2025
TTIC (1)	$30,075	$32,634	$94,542	$100,043
CRM (2)	1,446	1,223	3,147	3,850
TRM (3)	3,867	1,126	11,189	3,232
HCM (4)	15,107	17,915	43,738	48,019
Total related party management fee revenue	$50,495	$52,898	$152,616	$155,144
(1)
EIS is a party to an MGA agreement with TTIC.
(2)
EIS is a party to an MGA agreement with CRM, the attorney-in-fact for CORE.
(3)
EIS is a party to an MGA agreement with TRM, the attorney-in-fact for Tailrow.
(4)
On January 1, 2025, EIS entered into a policy administration services agreement with HCM for HCPCI.

Unearned revenue related to these agreements was recorded within contract liabilities in the Consolidated Balance Sheets and is presented as follows:

	September 30,	December 31,
Counterparty	2026	2025
TTIC	$31,802	$32,875
CRM	3,280	1,799
TRM	5,533	5,097
HCM	23,004	18,181
Total related party unearned revenue for management fee revenue	$63,619	$57,952

Receivables from related parties related to these agreements are as follows:

	September 30,	December 31,
Counterparty	2026	2025
TTIC	$8,118	$9,516
CRM	1,070	68
TRM	1,508	501
HCM	4,400	946
Total related party receivables for management fee revenue (1)	$15,096	$11,031
(1)
Such fees are typically settled in the month following the period in which the services were rendered.

Other Technology Services

The following table presents policy administration software services revenue and catastrophe claims software services revenue recognized from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
Service Type	2026	2025	2026	2025
Policy administration software services (1)	$9	$10	$25	$29
Catastrophe claims software services (2)	2,707	2,247	8,107	6,729
Total related party other technology services	$2,716	$2,257	$8,132	$6,758
(1)
Effective January 1, 2025, the Company charges HCM a flat per-claim fee for the use of ClaimColonyTM.
(2)
The Company provides catastrophe claims software services through the usage of its software, enabling efficient management and adjustment of the increased claim volumes arising from catastrophes. This service is offered to HCM, TTIC, CRM and TRM under their respective agreements.

Unearned revenue and receivables from related parties related to catastrophe claims software services are as follows:

	September 30,	December 31,
	2026	2025
Related party unearned revenue for other technology services (1)	$8,930	$15,096
Related party receivables for other technology services (2)	$198	$232

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

Related Party Service Agreements - Expenses

Agent Commissions

Under an agent commission agreement with Omega, a subsidiary of HCI, the Company pays commissions on premiums received in cash for policies issued by specific customers during the term of the agreement. Commission expenses pursuant to the agent commission agreement with Omega were $24 and $75 for the three and nine months ended September 30, 2026, respectively, and $27 and $80 for the three and nine months ended September 30, 2025, respectively. Such commission expenses were recorded within cost of revenue in the Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, commissions payable to Omega related to agent commissions were $7 and $12, respectively, and are included in payables to related parties within the Consolidated Balance Sheets.

Claim Services

The Company receives field adjuster services from Griston Claim Services, Inc., a subsidiary of HCI, and generally pays a flat fee per claim handled. The Company also engages GCM to provide claims management services. Fees paid to GCM vary by program and claim type. For TTIC, Tailrow and CORE homeowners claims, the Company pays a per-claim fee for non-catastrophe claims, and a per-claim fee plus a percentage of incurred loss for catastrophe claims, including litigated claims. For CORE commercial claims, the Company pays a per-claim fee plus a percentage of the amounts expended for indemnification for both catastrophe and non-catastrophe claims, including litigated claims.

Expenses related to claim services are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Field adjuster services expenses	$565	$592	$1,621	$1,769
Claim management services	2,811	3,863	8,249	11,597
Total claim services expenses (1)	$3,376	$4,455	$9,870	$13,366
(1)
Recorded within cost of revenue in the Consolidated Statements of Income.

As of September 30, 2026 and December 31, 2025, accounts payable related to claim services were $1,135 and $861, respectively, and are included in payables to related parties within the Consolidated Balance Sheets. These fees are typically settled in the month following the period in which the services are rendered.

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

For each of the three and nine months ended September 30, 2026 and 2025, lease expense related to these agreements was $383 and $1,148, respectively. These expenses are included in cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Income.

As of September 30, 2026 and December 31, 2025, there were no accounts payable outstanding related to these leases, as payments are due on the first day of each calendar month.

Corporate Cost Allocation

The Company provided corporate services to TTIC under a cost allocation agreement between Exzeo and its affiliates, amended effective July 1, 2025, to remove TTIC from the scope of the agreement. Following this amendment, the Company ceased providing corporate services to TTIC under the cost allocation agreement.

No expenses were allocated under this agreement during the three or nine months ended September 30, 2026. Expenses allocated under this agreement during the nine months ended September 30, 2025 were $1,746. Reimbursements received under the agreement are presented as a reduction in selling, general and administrative expenses within the Consolidated Statements of Income. All balances under this agreement were settled in 2025, and no amounts were outstanding as of September 30, 2026 or December 31, 2025.

Non-cash Capital Contributions

For the three and nine months ended September 30, 2026, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $3 and $11, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to HCI restricted stock held by certain Company employees of $4 and $30, respectively, in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets. Refer to Note 12. Share-Based Compensation for additional details.

Note 9. Leases

Right-of-use assets and operating lease liabilities are as follows:

	September 30,	December 31,
	2026	2025
Assets:
Operating lease right-of-use assets	$5,945	$6,884
Liabilities:
Operating lease liabilities - current	$2,504	$2,413
Operating lease liabilities - non-current	3,806	4,832
Total operating lease liabilities	$6,310	$7,245

Weighted-average lease term and discount rate are as follows:

	September 30,
	2026	2025
Weighted-average remaining lease term (in years)	5.5	6.2
Weighted-average discount rate	6.3%	6.2%

The Company has entered into lease agreements with both affiliates and third parties. Refer to Note 8. Related Party Transactions for additional details. The Company's operating leases are summarized as follows:

Class of Assets	Initial Term	Renewal Option	Other Terms and Conditions
Office space	3 to 10 years	Yes	(1), (2)
Office equipment	5.25 years	Not applicable	Not applicable
(1)
Includes variable lease payments.
(2)
Includes rent escalation provisions.

As of September 30, 2026, maturities of operating lease liabilities are as follows:

Due in 12 months following September 30,	Operating Leases
2026	$1,662
2027	1,231
2028	1,076
2029	1,110
2030	1,071
Thereafter	1,336
Total undiscounted liabilities	7,486
Less: Imputed interest	1,176
Total operating lease liabilities	$6,310

Quantitative information regarding the components of lease cost and cash payments related to operating leases for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost (1)	$426	$428	$1,284	$1,280
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows – operating leases			$1,256	$1,226
(1)
Included within cost of revenue, selling, general and administrative, and research and development expenses in the Consolidated Statements of Income.

Note 10. Income Taxes

Income tax expense was $7,485 and $7,203 for the three months ended September 30, 2026 and 2025, respectively, with effective tax rates of 25.1% and 25.4%, respectively. For the nine months ended September 30, 2026 and 2025, income tax expense was $22,823 and $20,674, respectively, with effective tax rates of 25.7% and 25.4%, respectively. The Company's estimated annual effective tax rate reflects the impact of state and foreign income taxes, permanent differences related to non-deductible expenses and tax-exempt income. The effective tax rate remained materially consistent compared to the corresponding prior-year periods.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers all positive and negative evidence, including recent operating results, available tax planning strategies and forecasted future taxable income. The Company maintained a valuation allowance of $1,208 related to certain deferred tax assets as of September 30, 2026 and December 31, 2025, as it is more likely than not that such assets will not be realized.

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

The calculation of basic and diluted earnings per share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$22,345	$21,151	$66,020	$60,765
Less: Income attributable to participating securities	(623)	(1,027)	(1,842)	(2,939)
Income attributable to common shareholders	$21,722	$20,124	$64,178	$57,826
Denominator:
Weighted-average basic shares outstanding	87,475	78,741	88,026	78,731
Weighted-average diluted shares outstanding (1)	87,475	78,741	88,026	78,731
Basic and diluted earnings per share	$0.25	$0.25	$0.73	$0.73
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

Omnibus Incentive Plans

The Company's 2021 Omnibus Plan authorized the issuance of shares of common stock for equity-based compensation awards to employees, directors and consultants. On November 4, 2025, the Company terminated the 2021 Omnibus Plan and adopted the 2025 Omnibus Plan, which authorized the issuance of up to 10,000,000 shares of common stock. Awards outstanding under the 2021 Omnibus Plan continue to be governed by the terms of that plan. As of September 30, 2026, 9,838,020 shares remained available for future grant under the 2025 Omnibus Plan.

Stock Options

Stock options generally vest based on service conditions, typically over four years, and have contractual terms of up to ten years. Stock option activity for the periods presented is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share amounts and options)	Options	Price	Term (in years)	Value (1)
Outstanding as of January 1, 2026	6,350,000	$23.00	5.75	$7,938
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2026	6,350,000	$23.00	5.50	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of June 30, 2026	6,350,000	$23.00	5.25	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of September 30, 2026	6,350,000	$23.00	5.00	$—
Exercisable as of September 30, 2026 (2)	6,350,000	$23.00	5.00	$—

Outstanding as of January 1, 2025	6,350,000	$23.00	6.75	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of March 31, 2025	6,350,000	$23.00	6.50	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of June 30, 2025	6,350,000	$23.00	6.25	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding as of September 30, 2025	6,350,000	$23.00	6.00	$—
Exercisable as of September 30, 2025	6,350,000	$23.00	6.00	$—
(1)
As of September 30, 2026, all options were out-of-the-money and the aggregate intrinsic value was zero.
(2)
Included in the stock options presented as exercisable are 6,000,000 options that are non-exercisable without approval of HCI's Board of Directors.

As of September 30, 2026, all outstanding stock options were vested and exercisable, subject to the approval requirement described above for certain awards. For the three and nine months ended September 30, 2026, there was no share-based compensation expense or deferred tax benefits related to stock options. For the three and nine months ended September 30, 2025, the Company recognized $347 and $1,037, respectively, of compensation expense within selling, general and administrative expenses in the Consolidated Statements of Income related to stock options. Deferred tax benefits related to stock options for the three and nine months ended September 30, 2025 were $26 and $76, respectively, and were recorded as an income tax benefit in the Consolidated Statements of Income. As of September 30, 2026 and December 31, 2025, there was no unrecognized compensation expense related to nonvested stock options.

Restricted Stock Awards

Nonvested restricted stock award activity during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested as of January 1, 2026	2,541,593	$4.68
Granted	15,000	$15.69
Vested	—	$—
Forfeited	(23,290)	$5.84
Nonvested as of March 31, 2026	2,533,303	$4.74
Granted	18,000	$17.27
Vested	—	$—
Forfeited	(9,350)	$7.22
Nonvested as of June 30, 2026	2,541,953	$4.82
Granted	6,000	$16.10
Vested	(13,430)	$8.87
Forfeited	(75,850)	$4.34
Nonvested as of September 30, 2026	2,458,673	$4.84

Nonvested as of January 1, 2025	4,120,174	$2.16
Granted	—	$—
Vested	(51,554)	$1.12
Forfeited	(100,500)	$3.00
Nonvested as of March 31, 2025	3,968,120	$2.15
Granted	—	$—
Vested	—	$—
Forfeited	(8,400)	$3.00
Nonvested as of June 30, 2025	3,959,720	$2.15
Granted	88,100	$8.87
Vested	—	$—
Forfeited	(13,500)	$3.65
Nonvested as of September 30, 2025	4,034,320	$2.29

Share-based compensation expenses related to restricted stock awards are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense (1)	$718	$379	$2,209	$1,093
Deferred tax benefit (2)	$172	$68	$517	$187
(1)
Recorded within cost of revenue, selling, general and administrative, and research and development in the Consolidated Statements of Income.
(2)
Recorded within income tax expense in the Consolidated Statements of Income.

As of September 30, 2026 and December 31, 2025, there was approximately $9,648 and $11,747, respectively, of total unrecognized share-based compensation costs related to nonvested restricted stock awards. The remaining compensation costs are expected to be recognized over a weighted average period of approximately 3.50 years.

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

For the three and nine months ended September 30, 2026, the Company recognized compensation expense related to HCI restricted stock of $3 and $11, respectively. For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to HCI restricted stock of $4 and $30, respectively. Compensation expense related to HCI restricted stock is recognized in the Consolidated Statements of Income and as a non-cash capital contribution in the Consolidated Balance Sheets.

Note 13. Shareholders' Equity

As of September 30, 2026, the Company was authorized to issue 350,000,000 shares of common stock and 150,000,000 shares of preferred stock, pursuant to its Fourth Amended and Restated Articles of Incorporation, which became effective on November 6, 2025. Common stock entitles holders to one vote per share.

August 2026 Share Repurchase Program

On August 14, 2026, the Company's Board of Directors authorized the August 2026 Share Repurchase Program to repurchase up to $25,000 of the Company's common stock. The August 2026 Share Repurchase Program permits the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions and by other means including through the use of trading programs intended to qualify under Rule 10b5-1 under the Exchange Act, and in accordance with applicable securities laws and other restrictions. The August 2026 Share Repurchase Program does not obligate the Company to repurchase a specific number of shares of common stock, and may be canceled or suspended at any time without notice.

During the three and nine months ended September 30, 2026, the Company repurchased 303,163 shares of common stock for $4,980 under the August 2026 Share Repurchase Program, excluding broker commissions and excise tax. All shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. The excess of purchase price over par was recorded as a reduction to additional paid-in capital. Broker commissions and excise tax on repurchase were not material during the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company may repurchase up to approximately $20,020 of additional shares of its common stock under the August 2026 Share Repurchase Program. Refer to Note 17. Subsequent Events for repurchase activity after September 30, 2026.

May 2026 Share Repurchase Program

On May 26, 2026, the Company's Board of Directors authorized the May 2026 Share Repurchase Program to repurchase up to $12,000 of the Company's common stock. The May 2026 Share Repurchase Program permitted the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions and by other means including through the use of trading programs intended to qualify under Rule 10b5-1 under the Exchange Act, and in accordance with applicable securities laws and other restrictions. The May 2026 Share Repurchase Program did not obligate the Company to repurchase a specific number of shares of common stock, and may have been canceled or suspended at any time without notice.

The Company completed the May 2026 Share Repurchase Program on July 8, 2026. During the three and nine months ended September 30, 2026, the Company repurchased 107,422 and 834,250 shares of common stock, respectively, under the May 2026 Share Repurchase Program for an aggregate purchase price of $1,971 and $12,000, respectively, excluding broker commissions and excise tax. All shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. The excess of purchase price over par was recorded as a reduction to additional paid-in capital. Broker commissions and excise tax on the May 2026 Share Repurchase Program were not material. No additional shares remain authorized for repurchase under the May 2026 Share Repurchase Program.

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

The consolidated revenue, net income and significant expense categories regularly reviewed by the CODM for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$55,186	$55,166	$168,507	$163,664
Cost of revenue:
Policy commission and related expenses	9,797	10,071	32,009	32,812
Outsourced claims fees	1,301	2,809	4,324	8,895
Direct personnel expense	5,410	5,086	15,781	15,165
Other operating expenses	3,835	2,805	10,820	8,816
Depreciation and amortization	597	622	1,746	1,827
Gross profit	34,246	33,773	103,827	96,149
Operating expenses:
Selling, general and administrative:
Personnel cost	4,246	2,772	12,407	6,996
Other operating expenses	1,318	1,128	4,161	2,570
Research and development	2,383	2,494	7,129	7,069
Depreciation and amortization	149	127	442	338
Total operating expenses	8,096	6,521	24,139	16,973
Operating income	26,150	27,252	79,688	79,176
Interest income	3,340	1,102	8,815	2,263
Other income, net	340	—	340	—
Income before income taxes	29,830	28,354	88,843	81,439
Income tax expense	7,485	7,203	22,823	20,674
Net income	$22,345	$21,151	$66,020	$60,765

Note 15. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist primarily of accrued compensation and employee benefits, amounts owed to vendors and service providers, taxes and other operating accruals. These obligations are expected to be settled within twelve months of the balance sheet date and are classified as current liabilities in the Consolidated Balance Sheets.

Accounts payable and accrued liabilities were comprised of the following:

	September 30,	December 31,
	2026	2025
Accrued employee compensation	$10,628	$1,639
Other accrued and accounts payable	1,124	1,311
Total accounts payable and accrued liabilities	$11,752	$2,950

Note 16. Commitments and Contingencies

Legal Matters

From time to time, the Company may be involved in legal and regulatory proceedings arising in the ordinary course of business. The Company accrues a liability for loss contingencies when a loss is both probable and reasonably estimable.

As of September 30, 2026 and December 31, 2025, the Company was not a party to any legal proceedings, nor is the Company aware of any matters that, individually or in the aggregate, are expected to have a material adverse effect on its financial position, results of operations, or cash flows, and no related liabilities were recorded.

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

As of September 30, 2026 and December 31, 2025, the Company had not recorded any liabilities related to indemnification obligations, as management determined that no losses were probable and reasonably estimable.

Regulatory Matters

The Company is subject to various federal and state regulatory requirements applicable to its operations.

As of September 30, 2026 and December 31, 2025, the Company was not aware of any regulatory matters that were expected to have a material adverse effect on its financial position or results of operations.

Note 17. Subsequent Events

Between October 1, 2026 and November 3, 2026, the Company, under its August 2026 Share Repurchase Program, repurchased an additional 210,048 shares of common stock for approximately $3,360, bringing the total shares repurchased under the August 2026 Share Repurchase Program to 513,211 shares of common stock for approximately $8,340. Refer to Note 13. Shareholders' Equity for additional details regarding the August 2026 Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 26, 2026 ("2025 Annual Report"). This section is intended to provide management’s perspective on our financial performance, material events, trends and uncertainties that may affect our business, financial condition, results of operations and cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future results of operations, financial position, market opportunity, business strategy, plans, objectives and factors affecting our performance are forward-looking statements. In some cases, forward-looking statements can be identified by words such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions.

These forward-looking statements are based on management's current expectations, assumptions, estimates and projections. While we believe these expectations and assumptions are reasonable, forward-looking statements are inherently predictive in nature and involve known and unknown risks and uncertainties, many of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A "Risk Factors" in this Quarterly Report, in our 2025 Annual Report and in other reports we file with the SEC.

Factors that could cause actual results or events to differ materially include, among others, our ability to maintain profitability and manage fluctuations in operating results on a quarterly or annual basis; our dependence on a limited number of customers for a substantial portion of our revenue; our ability to retain existing customers and attract new customers; and our continued reliance on affiliated customers. Our future performance also depends on the successful development, enhancement and scalability of the Exzeo Platform, including the introduction of new features, analytical models and services, as well as the accuracy of estimates regarding market size and growth opportunities.

In addition, we operate in a highly competitive and regulated environment. Competitive pressures, consolidation within the insurance industry, regulatory scrutiny of delegated authority and claims administration functions, and evolving data privacy and cybersecurity requirements could adversely affect our business, financial condition and results of operations. Natural catastrophes, environmental risks and climate-related events, such as hurricanes and other severe weather, may significantly impact our customers’ P&C insurance operations, particularly in Florida, where a substantial majority of our managed premiums are concentrated, which could in turn affect demand for our products and services. Our business also depends on the reliability and security of our information systems and third-party cloud infrastructure, and any system failures, security breaches or unauthorized disclosures of sensitive data could result in operational disruptions, regulatory action, litigation or reputational harm.

Our ownership structure further presents additional risks. HCI controls the direction of our business through its ownership interests, and this concentrated ownership limits the ability of other shareholders to influence significant corporate decisions. Potential conflicts of interest may arise between HCI and us, including those involving our executive officers and directors who hold positions or financial interests. In addition, if HCI were to sell a controlling interest of the Company in a private transaction, shareholders may not receive a change-of-control premium, and we could become subject to control by an unknown third party. We may continue to incur significant costs and devote substantial management resources to operating as a public company, which could adversely affect our business, financial condition and results of operations.

For further discussion of certain of these factors, see the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report and in the 2025 Annual Report.

You are cautioned not to place undue reliance on such forward-looking statements, which are not guarantees of future performance, and our actual results of operations, financial condition, liquidity and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report. Any forward-looking statement in this Quarterly Report speaks only as of the date of such statement, and except as required by applicable securities laws, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report.

Company Overview

Exzeo Group, Inc. is a majority owned subsidiary of HCI. Together with its subsidiaries, Exzeo provides turnkey insurance technology and operations solutions to insurance carriers and their agents (collectively referred to as Exzeo's "customers") through a proprietary platform of internally developed software and data analytics applications designed specifically for the P&C insurance market.

The Exzeo Platform is an integrated suite of configurable insurance applications purpose-built to support the entire P&C value chain. The Exzeo Platform delivers integrated technology solutions that streamline operational and administrative functions for insurance carriers, MGAs, reciprocal exchanges, program administrators, and their distribution partners, enabling organizations to modernize operations, improve efficiency and scale through a single configurable platform which includes quoting and underwriting, policy administration, claims management, data reporting and financial reporting. Through these capabilities, the Exzeo Platform streamlines and automates insurance operational workflows across carriers, agents and policyholders.

The Exzeo business was established in 2012 as the technology and innovation division of HCI Group, Inc., a leading underwriter of homeowners insurance in Florida that now writes policies in 12 additional states. In 2020, Exzeo became an independent business entity and completed its IPO in November 2025. Since inception, Exzeo has been led by experienced technology and insurance professionals with deep domain expertise focused on developing advanced data analytics algorithms and software tools that enable carriers to maximize system efficiency, optimize underwriting outcomes and serve their customers more effectively.

The Exzeo Platform is a proprietary suite of software, analytics and visualization tools capable of supporting, enhancing or replacing legacy operational systems commonly used in the insurance industry. We enter into MGA or policy administration services agreements with our P&C insurance industry customers under which we serve as an MGA of an insurance carrier or provide services to a carrier's MGA in exchange for fees largely based on a percentage of managed premiums. Under these agreements, we utilize the Exzeo Platform to provide policy issuance and renewal services, as well as management services such as soliciting and negotiating reinsurance for authorized programs, managing and maintaining policy administration, and providing claims management.

Recent Events

On August 6, 2026, Exzeo announced the formation of Exzeo Ventures, a new division dedicated to the development of AI-native products, services and businesses. Exzeo Ventures will initially focus on opportunities within the insurance industry, including agentic AI for catastrophe claims, underwriting and risk transfer solutions, and distribution automation.

Key Factors and Trends Affecting Results of Operations

We believe our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled Item 1A. Risk Factors, included in our 2025 Annual Report.

•
Technology-driven underwriting support and continued investments in our platform. We leverage data, technology, and proprietary algorithms embedded within the Exzeo Platform to support our customers’ underwriting and risk management processes. This includes incorporating additional dynamic external data sources and applying advanced statistical methods to inform pricing and risk selection decisions. Underwriting decisions and ultimate risk outcomes, including loss experience, remain the responsibility of our carrier customers. We believe continued enhancements to our platform will improve underwriting, lower loss frequency, and lower loss ratios over time for policies on our platform, after adjusting for weather-related events. Our ability to deliver value depends on successfully integrating new data sources and refining our analytical capabilities to support more informed decision making by our customers.
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
•
New customer acquisition, success and retention. We have relied and expect to continue to rely on customer relationships with a relatively small number of carriers in the P&C insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations, and financial condition. As part of our growth strategy, we are focused on expanding our customer base by developing new partnerships with additional carriers and their agents. Our future operating results will depend, in part, on the rate at which we acquire new customers that are not affiliates of HCI and increase the amount of managed premium generated through those relationships. We believe that demonstrating the advantages of the Exzeo Platform and variable fee structure to prospective carriers will be critical to diversifying our revenue and reducing customer concentration over time. Our ability to support this expansion depends on the continued performance of our customer success and support teams, which are critical to ensuring high customer adoption, satisfaction, and retention.
•
Expansion into new geographies and programs. We believe expanding our services across additional states and insurance programs will be an important driver of long-term growth and success of our business. As of September 30, 2026, we provide technology-enabled underwriting, policy administration and claims support services to P&C carriers operating in multiple jurisdictions, including Connecticut, Florida, Georgia, Massachusetts, Montana, Nevada, New Jersey, New Mexico, North Carolina, Rhode Island, South Carolina, South Dakota and Utah. We expect to extend our platform to support additional geographies and use cases, applying a tailored approach that reflects state-specific regulatory requirements and local dynamics. While our carrier customers retain responsibility for underwriting decisions, premium growth, and reinsurance arrangements, broader geographic deployment of the Exzeo Platform is expected to enhance the scalability and consistency of our service offerings. Our ability to execute on this strategy depends on successfully adapting our technology and operational capabilities to support customers across diverse regulatory environments.
•
Regulatory matters. The legal environment for cloud-based technology businesses is evolving in the United States, and we are subject to a variety of laws and regulations that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, personal information, content, intellectual property, data security and data retention and deletion. In particular, we are subject to federal and state laws regarding privacy and protection of personal data. U.S. federal and state laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate, and may be interpreted and applied inconsistently from state to state and inconsistently with our current policies and practices.
•
Data privacy. Our customers and their policyholders upload to and store their data in our cloud-based platform. This presents legal challenges to our business and operations, such as consumer privacy rights and intellectual property rights. We must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on our cloud-based platform as well as in the operation of our business. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, personnel and technology resources to support our compliance and data privacy initiatives.
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

Presentation of Financial Information

Unless otherwise indicated, all dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands. Percentages, ratios and per policy figures are based on the underlying whole dollar amount.

Key Performance Metrics

We review a number of key operating metrics, which we use as we make strategic decisions, measure our performance, evaluate our business, and identify trends in our business. These operational measures are presented as follows:

	As of September 30,
(in thousands, except percentages, counts and per policy figures)	2026	2025
Managed Premium	$1,365,708	$1,201,597
Managed Policies	316,762	263,753
Premium Per Policy	$4,311	$4,556
Gross Dollar Retention Rate	88.2%	87.9%
Net Dollar Retention Rate	113.7%	242.1%
Annual Recurring Revenue	$205,772	$192,410

Managed Premium

Managed premium is defined as the aggregate gross dollar value of in-force premiums that are processed, managed or administered by our software solutions as of the period end date. This excludes any applicable policy fee income associated with managed policies. Premium pricing may vary by state due to a combination of factors including regulatory requirements; however, the majority of the policies are written in the state of Florida. Revenue is primarily derived from usage-based pricing models, which are structured based on the amount of managed premiums processed, in most cases. We view managed premium as an important metric because it is an indicator of the overall size of the Exzeo Platform. However, managed premium is an operational metric and should not be considered a substitute for revenue or other financial results.

Managed premiums attributable to insurance policies written in Florida represented 91.6% and 89.9% of total managed premiums as of September 30, 2026 and 2025, respectively.

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

As of September 30, 2026 and 2025, managed premiums attributable to policyholders active from the end of the prior year period used in the gross dollar retention rate calculation were $1,055,537 and $436,427, respectively.

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

Components of Operating Results

Revenue

We generate revenue from three primary sources: underwriting and management services, claim services and other technology services. Underwriting and management services include policy issuance and renewal, reinsurance placement and administrative support, with fees tied to a percentage of premiums written or assumed, as well as related policy fees. Claim services involve investigating, adjusting, and settling claims, including catastrophe-related claims, with pricing based on a combination of a percentage of premiums written or assumed, per-claim fees or a percentage of indemnity payments. Other technology services are primarily derived from proprietary software solutions offered through Software-as-a-Service agreements, with fees based on a combination of policy or claim volumes, fixed charges, or percentages of indemnity payments associated with claims handled.

Cost of Revenue

Our cost of revenue consists of expenses directly attributable to providing our services, including personnel-related costs for employees engaged in underwriting, management, administrative and claim services. For certain customers, we are responsible for compensating agents supporting underwriting services and recognize related agent commission expenses. In addition, cost of revenue includes amortization of capitalized internal-use software and other intangible assets used to provide services, information technology expenses supporting policy underwriting, administrative functions, allocated overhead expenses and claim handling expenses. Claim handling expenses consist of costs incurred in connection with claim adjustment, investigation, defense, recording and payment activities. Personnel-related costs include salaries, discretionary pay, stock-based compensation and benefits.

Gross Profit

Gross profit represents revenue less cost of revenue. Recent increases in gross profit have been primarily driven by growth in managed premium, which allows us to leverage our relatively fixed cost structure. As we continue to scale our business and achieve operational efficiencies, we expect gross margins to benefit over time, although there can be no assurance that such improvements will be achieved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent costs associated with supporting operations and primarily consist of personnel-related costs for our finance, IT, sales and marketing, human resources, legal and general management functions, as well as facilities and professional services. Personnel-related costs include salaries, discretionary pay, stock-based compensation and benefits.

Research and Development

Our research and development costs consist primarily of personnel-related costs, information technology expenses, facilities, and related overhead costs for employees engaged in the design and development of our technology offerings and other internally developed systems and applications. Personnel-related costs include salaries, discretionary pay, stock-based compensation and benefits.

Depreciation and Amortization

Depreciation and amortization expense reflects the expenses associated with the ongoing use of our tangible long-lived assets, including computer hardware, office furniture and equipment, and leasehold improvements.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents, and on our short-term and long-term investments, which consist primarily of fixed-maturity securities. Interest income is primarily influenced by the size, composition of our cash and investment balances and by the prevailing interest rates and yields of the investment portfolio.

Other Income, Net

Other income, net consists primarily of non-operating gains and losses that are not separately presented in the Consolidated Statements of Operations.

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

Results of Operations

Three Months Ended September 30, 2026 and 2025

Selected financial information for the three months ended September 30, 2026 and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Three Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	($)	(%)
Revenue	$55,186	$55,166	100.0%	100.0%	$20	0.0%
Cost of revenue	20,940	21,393	37.9%	38.8%	(453)	(2.1)%
Gross profit	34,246	33,773	62.1%	61.2%	473	1.4%
Selling, general and administrative	5,564	3,900	10.1%	7.1%	1,664	42.7%
Research and development	2,383	2,494	4.3%	4.5%	(111)	(4.5)%
Depreciation and amortization	149	127	0.3%	0.2%	22	17.3%
Total operating expenses	8,096	6,521	14.7%	11.8%	1,575	24.2%
Operating income	26,150	27,252	47.4%	49.4%	(1,102)	(4.0)%
Interest income	3,340	1,102	6.1%	2.0%	2,238	203.1%
Other income, net	340	—	0.6%	0.0%	340	100.0%
Income before income taxes	$29,830	$28,354	54.1%	51.4%	$1,476	5.2%
Income tax expense	7,485	7,203	13.6%	13.1%	282	3.9%
Net income	$22,345	$21,151	40.5%	38.3%	$1,194	5.6%

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management services	$45,859	$44,879	980	2.2%
Claim services (1)	6,611	8,030	(1,419)	(17.7)%
Other technology services	2,716	2,257	459	20.3%
Total revenue	$55,186	$55,166	20	0.0%

(1)
A portion of this revenue is earned through services delivered by a subsidiary of HCI. Although this revenue is recognized on a gross basis because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from the subsidiary of HCI closely match the revenue recognized. Refer to Non-GAAP Financial Measures for additional details.

Revenue increased by $20, to $55,186 for the three months ended September 30, 2026, compared to $55,166 for the same period in 2025. The increase was primarily attributable to growth in underwriting and management services and other technology services revenue, offset by lower claim services revenue.

Underwriting and management services revenue increased by $980, or 2.2%, to $45,859 for the three months ended September 30, 2026, compared to $44,879 for the same period in 2025, representing 83.1% and 81.4% of total revenue, respectively. The increase was primarily driven by higher managed premiums generated from customers onboarded in late 2025 as these customers contributed revenue throughout 2026 compared to no revenue contribution during the corresponding prior-year period. The fee rate charged as a percentage of managed premiums was modestly lower in 2026 compared to 2025, reflecting changes in service mix.

Claim services revenue decreased by $1,419, or 17.7%, to $6,611 for the three months ended September 30, 2026, compared to $8,030 for the same period in 2025, representing 12.0% and 14.6% of total revenue, respectively. The decrease was primarily due to a $1,508 decrease from services delivered through our outsourced claims arrangement, the majority of which was attributable to lower catastrophe-related claim activity, during the current period compared to the same period in 2025. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $459, or 20.3%, to $2,716 for the three months ended September 30, 2026, compared to $2,257 for the same period in 2025, representing 4.9% and 4.1% of total revenue, respectively. The increase was primarily driven by higher catastrophe software service revenue associated with the progression of certain catastrophe events, including Hurricane Ian, in the current period. The current period results reflect the impact of additional revenue recognized as a result of refined claims estimates in the prior year. Because catastrophe-related software activity is event driven, revenue from these services may vary between periods.

Cost of Revenue

	Three Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$9,797	$10,071	$(274)	(2.7)%
Outsourced claims fees	1,301	2,809	(1,508)	(53.7)%
Direct personnel expense	5,410	5,086	324	6.4%
Other operating expenses	3,835	2,805	1,030	36.7%
Depreciation and amortization	597	622	(25)	(4.0)%
Total cost of revenue	$20,940	$21,393	$(453)	(2.1)%

Cost of revenue decreased by $453, or 2.1%, to $20,940 for the three months ended September 30, 2026, compared to $21,393 for the same period in 2025, representing 37.9% and 38.8% of total revenue, respectively. The decrease in the cost of revenue as a percentage of total revenue was primarily driven by a significant reduction in outsourced claims fees, partially offset by higher other operating expenses and direct personnel expense.

Policy commission and related expenses decreased by $274, or 2.7%, to $9,797 for the three months ended September 30, 2026, compared to $10,071 for the same period in 2025, representing 17.7% and 18.3% of total revenue, respectively. The decrease primarily reflected fluctuations in business activity and was not material to the overall change in cost of revenue.

Outsourced claims fees decreased by $1,508, or 53.7%, to $1,301 for the three months ended September 30, 2026, compared to $2,809 for the same period in 2025, representing 2.4% and 5.1% of total revenue, respectively. The decrease was primarily due to lower catastrophe claims handling and associated litigation-related activities in 2026 compared with 2025, when claims handling and related litigation costs were elevated due to activity associated with storms that occurred in late 2024 along with other historical storm events. Catastrophe-related activity is inherently volatile and may fluctuate significantly from period to period.

Direct personnel expense increased by $324, or 6.4%, to $5,410 for the three months ended September 30, 2026, compared to $5,086 for the same period in 2025, representing 9.8% and 9.2% of total revenue, respectively. The increase was primarily driven by higher headcount to support continued business growth. These increases were partially offset by lower discretionary compensation costs recognized in cost of revenue due to allocation of such costs compared to the prior year period.

Other operating expenses increased by $1,030, or 36.7%, to $3,835 for the three months ended September 30, 2026, compared to $2,805 for the same period in 2025, representing 6.9% and 5.1% of total revenue, respectively. The increase was driven by higher policy administration expenses, including postage and supplies, resulting from higher policy volumes and increased claims management activity, as well as continued investment in systems and technology.

Depreciation and amortization remained relatively flat at $597 for the three months ended September 30, 2026, compared to $622 for the same period in 2025, representing 1.1% of total revenue in both periods. As a result, depreciation and amortization did not materially impact the period-over-period change in cost of revenue.

Operating Expenses

	Three Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$5,564	$3,900	$1,664	42.7%
Research and development	2,383	2,494	(111)	(4.5)%
Depreciation and amortization	149	127	22	17.3%
Total operating expenses	$8,096	$6,521	$1,575	24.2%

Operating expenses increased by $1,575, or 24.2%, to $8,096 for the three months ended September 30, 2026, compared to $6,521 for the same period in 2025, representing 14.7% and 11.8% of total revenue, respectively. The increase was primarily driven by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased by $1,664, or 42.7%, to $5,564 for the three months ended September 30, 2026, compared to $3,900 for the same period in 2025, representing 10.1% and 7.1% of total revenue, respectively. Employee-related costs accounted for approximately half of the increase, primarily reflecting a higher allocation of discretionary compensation costs, as well as higher salary and wage expenses resulting from increased headcount to support continued business growth. In addition, the increase reflected lower overhead allocations to TTIC following its sale to HCI in July 2024, as shared corporate services previously provided to TTIC ended on July 1, 2025. The remaining increase reflected higher operating costs associated with being a publicly traded company and continued business growth.

Research and development expenses remained relatively flat at $2,383 for the three months ended September 30, 2026, compared to $2,494 for the same period in 2025, representing 4.3% and 4.5% of total revenue. Research and development expenses did not fluctuate materially year over year and were not a significant factor in the overall change in operating expenses.

Depreciation and amortization remained relatively flat at $149 for the three months ended September 30, 2026, compared to $127 for the same period in 2025, representing 0.3% and 0.2% of total revenue, respectively. As a result, depreciation and amortization did not materially impact the period-over-period change in operating expenses.

Other Non-Operating Income

	Three Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Interest income	$3,340	$1,102	$2,238	203.1%
Other income, net	$340	$—	$340	100.0%

Interest income increased by $2,238, or 203.1%, to $3,340 for the three months ended September 30, 2026, compared to $1,102 for the same period in 2025. The increase was primarily attributable to interest income earned on AFS securities, which contributed $2,382 during the current period, with no comparable activity in the prior-year period. The increase also reflects $958 of income earned on cash and cash equivalents during the current period compared to $1,102 in the prior-year period. The increase in interest income reflects the deployment of a portion of the proceeds from our November 2025 IPO into U.S. Treasury securities during 2026. Interest income may fluctuate in future periods based on cash levels, the timing of cash deployment, prevailing interest rates and market conditions.

Other income, net was $340 for the three months ended September 30, 2026, compared to $0 for the same period in 2025, primarily reflecting realized gains from investment activity initiated in 2026.

Income Tax

	Three Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$29,830	$28,354	$1,476	5.2%
Income tax expense	$7,485	$7,203	$282	3.9%
Effective tax rate	25.1%	25.4%

Income tax expense increased by $282, or 3.9%, to $7,485 for the three months ended September 30, 2026, compared to $7,203 for the same period in 2025. Our effective tax rate was 25.1% for the three months ended September 30, 2026, compared to 25.4% for the same period in 2025.

Our effective tax rate for both periods differed from the U.S. federal statutory rate of 21.0% primarily due to state and foreign income taxes, net of federal tax benefits, and other immaterial nondeductible expenses. We expect our effective tax rate to continue to vary from the statutory rate principally as a result of state income taxes, permanent differences, and state tax obligations. There were no material changes in our income tax estimation methodologies during the periods presented, and the year-over-year change in our effective tax rate was not material. The year-over-year increase in income tax expense was primarily driven by higher income before income taxes.

Nine Months Ended September 30, 2026 and 2025

Selected financial information for the nine months ended September 30, 2026 and 2025, including amounts expressed as a percentage of total revenue and the year-over-year change, is presented as follows:

	Nine Months Ended September 30,		Percentage of Revenue		Change
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025	($)	(%)
Revenue	$168,507	$163,664	100.0%	100.0%	$4,843	3.0%
Cost of revenue	64,680	67,515	38.4%	41.3%	(2,835)	(4.2)%
Gross profit	103,827	96,149	61.6%	58.7%	7,678	8.0%
Selling, general and administrative	16,568	9,566	9.8%	5.8%	7,002	73.2%
Research and development	7,129	7,069	4.2%	4.3%	60	0.8%
Depreciation and amortization	442	338	0.3%	0.2%	104	30.8%
Total operating expenses	24,139	16,973	14.3%	10.4%	7,166	42.2%
Operating income	79,688	79,176	47.3%	48.4%	512	0.6%
Interest income	8,815	2,263	5.2%	1.4%	6,552	289.5%
Other income, net	340	—	0.2%	0.0%	340	100.0%
Income before income taxes	$88,843	$81,439	52.7%	49.8%	$7,404	9.1%
Income tax expense	22,823	20,674	13.5%	12.6%	2,149	10.4%
Net income	$66,020	$60,765	39.2%	37.1%	$5,255	8.6%

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Underwriting and management services	$140,129	$133,424	6,705	5.0%
Claim services (1)	20,246	23,482	(3,236)	(13.8)%
Other technology services	8,132	6,758	1,374	20.3%
Total revenue	$168,507	$163,664	4,843	3.0%

(1)
A portion of this revenue is earned through services delivered by a subsidiary of HCI. Although this revenue is recognized on a gross basis because we are considered the principal in the transaction, the economics are largely neutral, as the related costs incurred from the subsidiary of HCI closely match the revenue recognized. Refer to Non-GAAP Financial Measures for additional details.

Revenue increased by $4,843, or 3.0%, to $168,507 for the nine months ended September 30, 2026, compared to $163,664 for the same period in 2025. The increase was primarily attributable to growth in underwriting and management services and other technology services revenue, offset by lower claim services revenue.

Underwriting and management services revenue increased by $6,705, or 5.0%, to $140,129 for the nine months ended September 30, 2026, compared to $133,424 for the same period in 2025, representing 83.2% and 81.5% of total revenue, respectively. The increase was primarily driven by higher managed premiums generated from customers onboarded in late 2025 as these customers contributed revenue throughout 2026 compared to no revenue contribution during the corresponding prior-year period. The increase was also driven by higher managed premiums from certain existing customers. The fee rate charged as a percentage of managed premiums was modestly lower in 2026 compared to 2025, reflecting changes in service mix.

Claim services revenue decreased by $3,236, or 13.8%, to $20,246 for the nine months ended September 30, 2026, compared to $23,482 for the same period in 2025, representing 12.0% and 14.3% of total revenue, respectively. The decrease was primarily due to a $4,571 decrease from services delivered through our outsourced claims arrangement, the majority of which was attributable to lower catastrophe-related claim activity in the current period compared to the same period in 2025. Claim services revenue was elevated in 2025 due to higher volumes of catastrophe claims arising from prior storm events, including Hurricanes Ian, Milton, and Helene. As claims associated with these events progressed toward resolution and related claim volumes normalized, claim services revenue decreased from the prior year elevated levels. The decrease was partially offset by higher managed premiums from existing customers, which increased related claims volume and associated service fees. Claim services revenue in future periods will continue to be influenced by the level of managed premiums and the timing and severity of weather events.

Other technology services revenue increased by $1,374, or 20.3%, to $8,132 for the nine months ended September 30, 2026, compared to $6,758 for the same period in 2025, representing 4.8% and 4.1% of total revenue, respectively. The increase was primarily driven by higher catastrophe software service revenue associated with the progression of certain catastrophe events, including Hurricane Ian, in the current period. The current period results reflect the impact of additional revenue recognized as a result of refined claims estimates in the prior year. Because catastrophe-related software activity is event driven, revenue from these services may vary between periods.

Cost of Revenue

	Nine Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Policy commission and related expenses	$32,009	$32,812	$(803)	(2.4)%
Outsourced claims fees	4,324	8,895	(4,571)	(51.4)%
Direct personnel expense	15,781	15,165	616	4.1%
Other operating expenses	10,820	8,816	2,004	22.7%
Depreciation and amortization	1,746	1,827	(81)	(4.4)%
Total cost of revenue	$64,680	$67,515	$(2,835)	(4.2)%

Cost of revenue decreased by $2,835, or 4.2%, to $64,680 for the nine months ended September 30, 2026, compared to $67,515 for the same period in 2025, representing 38.4% and 41.3% of total revenue, respectively. The decrease in the cost of revenue as a percentage of total revenue was primarily driven by a significant reduction in outsourced claims fees, partially offset by higher other operating expenses and direct personnel expense.

Policy commission and related expenses decreased by $803, or 2.4%, to $32,009 for the nine months ended September 30, 2026, compared to $32,812 for the same period in 2025, representing 19.0% and 20.0% of total revenue, respectively. The decrease was primarily due to lower written premiums associated with the carrier for which we provide policy commission services. The weighted average commission rate was relatively consistent at 8.9% for both 2026 and 2025.

Outsourced claims fees decreased by $4,571, or 51.4%, to $4,324 for the nine months ended September 30, 2026, compared to $8,895 for the same period in 2025, representing 2.6% and 5.4% of total revenue, respectively. The decrease was primarily due to lower catastrophe claims handling and associated litigation-related activity in 2026 compared with 2025, when claims handling and related litigation costs were elevated due to activity associated with storms that occurred in late 2024 along with other historical storm events. Catastrophe-related activity is inherently volatile and may fluctuate significantly between periods.

Direct personnel expense increased by $616, or 4.1%, to $15,781 for the nine months ended September 30, 2026, compared to $15,165 for the same period in 2025, representing 9.4% and 9.3% of total revenue, respectively. The increase was primarily driven by higher headcount to support continued business growth. These increases were partially offset by lower discretionary compensation costs recognized in cost of revenue due to allocation of such costs compared to the prior year period.

Other operating expenses increased by $2,004, or 22.7%, to $10,820 for the nine months ended September 30, 2026, compared to $8,816 for the same period in 2025, representing 6.4% and 5.4% of total revenue, respectively. The increase was driven by higher policy administration expenses, including postage and supplies, resulting from higher policy volumes and increased claims management activity, as well as continued investment in systems and technology. These increases were partially offset by lower bank fees from a system optimization initiative implemented in mid-2025.

Depreciation and amortization remained relatively flat at $1,746 for the nine months ended September 30, 2026, compared to $1,827 for the same period in 2025, representing 1.0% and 1.1% of total revenue, respectively. As a result, depreciation and amortization did not materially impact the period-over-period change in cost of revenue.

Operating Expenses

	Nine Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Selling, general and administrative	$16,568	$9,566	$7,002	73.2%
Research and development	7,129	7,069	60	0.8%
Depreciation and amortization	442	338	104	30.8%
Total operating expenses	$24,139	$16,973	$7,166	42.2%

Operating expenses increased by $7,166, or 42.2%, to $24,139 for the nine months ended September 30, 2026, compared to $16,973 for the same period in 2025, representing 14.3% and 10.4% of total revenue, respectively. The increase was primarily driven by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased by $7,002, or 73.2%, to $16,568 for the nine months ended September 30, 2026, compared to $9,566 for the same period in 2025, representing 9.8% and 5.8% of total revenue, respectively. Employee-related costs accounted for approximately half of the increase, primarily reflecting a higher allocation of discretionary compensation costs, as well as higher salary and wage expenses resulting from increased headcount to support continued business growth. In addition, the increase reflected lower overhead allocations to TTIC following its sale to HCI in July 2024, as shared corporate services previously provided to TTIC ended on July 1, 2025. The remaining increase reflected higher operating costs associated with being a publicly traded company and continued business growth.

Research and development expenses remained relatively flat at $7,129 for the nine months ended September 30, 2026, compared to $7,069 for the same period in 2025, representing 4.2% and 4.3% of total revenue, respectively. Research and development did not fluctuate materially year over year and were not a significant factor in the overall change in operating expenses.

Depreciation and amortization increased by $104, or 30.8%, to $442 for the nine months ended September 30, 2026, compared to $338 for the same period in 2025, representing 0.3% and 0.2% of total revenue, respectively. Despite the increase, depreciation and amortization remained a relatively small component of total operating expenses.

Other Non-Operating Income

	Nine Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Interest income	$8,815	$2,263	$6,552	289.5%
Other income, net	$340	$—	$340	100.0%

Interest income increased by $6,552, or 289.5%, to $8,815 for the nine months ended September 30, 2026, compared to $2,263 for the same period in 2025. The increase was primarily driven by interest income earned on AFS securities, which contributed $3,673 of interest income during the current year, with no comparable activity in the prior-year period. The increase also reflects $5,142 of income earned on cash and cash equivalents compared to $2,263 in the prior-year period. The increase in interest income reflects the deployment of a portion of the proceeds from our November 2025 IPO into U.S. Treasury securities during 2026. Interest income may fluctuate in future periods based on cash levels, the timing of cash deployment, prevailing interest rates and market conditions.

Other income, net was $340 for the nine months ended September 30, 2026, compared to $0 for the same period in 2025, primarily reflecting realized gains from investment activity initiated in 2026.

Income Tax

	Nine Months Ended September 30,		Change
(Unaudited, in thousands, except percentages)	2026	2025	($)	(%)
Income before income taxes	$88,843	$81,439	$7,404	9.1%
Income tax expense	$22,823	$20,674	$2,149	10.4%
Effective tax rate	25.7%	25.4%

Income tax expense increased by $2,149, or 10.4%, to $22,823 for the nine months ended September 30, 2026, compared to $20,674 for the same period in 2025. Our effective tax rate was 25.7% for the nine months ended September 30, 2026, compared to 25.4% for the same period in 2025.

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

Non-GAAP Financial Measures

In addition to results determined in accordance with GAAP, we use certain non-GAAP financial measures to evaluate our operating performance and make strategic decisions. These non-GAAP financial measures include Adjusted EBITDA, Adjusted Revenue, Adjusted EBITDA Margin and Free Cash Flow. Management believes these measures provide useful supplemental information for investors by facilitating comparisons of performance across reporting periods and with other companies in the industry, many of which use similar non-GAAP financial measures.

However, these non-GAAP financial measures are not prepared in accordance with GAAP, are not based on a standardized methodology and may not be comparable to similarly titled measures used by other companies. They should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. These measures exclude items that may be significant to an understanding of our financial condition and results of operations under GAAP. The use of non-GAAP financial measures involves management judgment regarding which items to exclude or include. Accordingly, these measures have limitations and should be viewed as a supplement to, not a replacement for, our GAAP results. Management urges investors to review the reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures included in this report and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted to exclude income tax expense, interest expense, interest income, other income, net, depreciation and amortization, and share-based compensation expense. Management uses Adjusted EBITDA as a key measure of operating performance to assess the results of the business excluding certain items that are not considered indicative of core operating results. Adjusted EBITDA should not be viewed in isolation or as a substitute for net income calculated in accordance with GAAP, and other companies may define Adjusted EBITDA differently.

The reconciliation of net income to Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Net income	$22,345	$21,151	$66,020	$60,765
Income tax expense	7,485	7,203	22,823	20,674
Interest income	(3,340)	(1,102)	(8,815)	(2,263)
Other income, net	(340)	—	(340)	—
Depreciation and amortization	746	749	2,188	2,165
Share-based compensation	721	731	2,220	2,160
Adjusted EBITDA (1)	$27,617	$28,732	$84,096	$83,501
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

The reconciliation of Adjusted Revenue for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Revenue	$55,186	$55,166	$168,507	$163,664
Less: Outsourced claims fees	1,301	2,809	4,324	8,895
Adjusted Revenue	$53,885	$52,357	$164,183	$154,769

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

The calculation of Adjusted EBITDA Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands, except percentages)	2026	2025	2026	2025
Numerator: Adjusted EBITDA	$27,617	$28,732	$84,096	$83,501
Denominator: Adjusted Revenue	53,885	52,357	164,183	154,769
Adjusted EBITDA Margin (1)	51.3%	54.9%	51.2%	54.0%
(1)
The inputs used to derive Adjusted EBITDA Margin are defined and reconciled to their most directly comparable GAAP measures in the preceding tables above. Adjusted EBITDA is reconciled to net income, and Adjusted Revenue is reconciled to GAAP revenue, in each case as presented elsewhere in this filing. Net income margin represents the comparable GAAP measure.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less capital expenditures during the period. We believe Free Cash Flow provides useful information to management and investors because it is an indicator of strength and performance of our business operations after funding capital expenditures. Capital expenditures consist of capitalized software development costs and costs related to property and equipment, such as computer hardware, office furniture and equipment, and leasehold improvements. Free Cash Flow should not be considered an alternative to net cash provided by operating activities, which is the most directly comparable GAAP measure, or as a measure of liquidity prepared in accordance with GAAP and may not be comparable to similar measures used by other companies.

The reconciliation of Free Cash Flow for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Cash provided by operating activities	$31,724	$31,491	$72,611	$89,017
Less: Capital expenditures	334	1,189	870	2,441
Free Cash Flow	$31,390	$30,302	$71,741	$86,576

Liquidity and Capital Resources

General

Our principal sources of liquidity, consisting of cash and cash equivalents and cash generated from operations, are presented as follows:

	September 30,	December 31,
(Unaudited, in thousands)	2026	2025
Cash and cash equivalents	$116,404	$305,372
Working capital	$50,150	$241,432

Cash and cash equivalents decreased during the nine months ended September 30, 2026, primarily due to purchases of fixed-maturity securities classified as available-for-sale, partially offset by cash generated from operating activities. Working capital also decreased during the period, primarily reflecting the same investment activity, as the available-for-sale fixed-maturity securities were classified as non-current based on management's intent not to use the investments for current operating purposes.

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

Share Repurchases

In May 2026, the Board of Directors authorized the May 2026 Share Repurchase Program to repurchase up to $12,000 of our common stock. On July 8, 2026, we completed the May 2026 Share Repurchase Program, having repurchased a total of 834,250 shares of common stock for approximately $12,000, excluding broker commissions and excise tax. No additional shares remain authorized for repurchase under the May 2026 Share Repurchase Program.

In August 2026, the Board of Directors authorized the August 2026 Share Repurchase Program to repurchase up to $25,000 of our common stock. The August 2026 Share Repurchase Program permits us to repurchase shares periodically through open market purchases, block transactions, privately negotiated transactions or other means. During the three and nine months ended September 30, 2026, we used approximately $4,980 of cash to repurchase 303,163 shares of our common stock under the August 2026 Share Repurchase Program, excluding broker commissions and excise tax. As of September 30, 2026, approximately $20,020 remained available under the August 2026 Share Repurchase Program. The timing and amount of any share repurchases are discretionary and may vary based on the Company’s liquidity position, capital requirements, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The August 2026 Share Repurchase Program does not obligate us to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time without notice.

Investments

The primary objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts and AFS securities.

As of September 30, 2026, we had $233,779 of AFS securities, which are carried at fair value. Changes in the general interest rate environment affect the returns available on new AFS securities. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing AFS securities and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new AFS securities but increases the market value of existing AFS securities, creating the opportunity for realized investment gains on disposition.

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

Cash Flow Summary

A summary of cash flows is as follows:

	Nine Months Ended September 30,
(Unaudited, in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$72,611	$89,017
Investing activities	$(243,925)	$(2,441)
Financing activities	$(17,441)	$—

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $72,611, a decrease of $16,406 from $89,017 for the same period in 2025. The decrease was primarily due to changes in the timing of business growth and associated cash collections, partially offset by higher net income. Operating cash flows may vary from period to period based on the timing of customer receipts, vendor payments, and other operating activities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $243,925, compared to $2,441 for the same period in 2025, an increase in cash used of $241,484. The increase was primarily due to purchases of AFS securities during the 2026 period. Capital expenditures also continued in support of software development and infrastructure, consistent with our strategy to support and enhance core operations.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $17,441, compared to $0 for the same period in 2025. Net cash used in financing activities for 2026 was primarily driven by payments made under the May 2026 Share Repurchase Program and the August 2026 Share Repurchase Program, as well as payments of offering costs related to the Company’s November 2025 IPO. Certain IPO-related costs were paid in 2026 due to the timing of invoice receipt and settlement.

Critical Accounting Policies and Estimates

The preparation of our unaudited interim Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates are inherently uncertain and require significant judgment, particularly in areas that involve complex or subjective assumptions and often involve matters that are inherently unpredictable.

We regularly evaluate these estimates based on historical experience, current business conditions and other relevant factors, including inputs from third-party specialists where applicable. Our estimates are subject to change as new events occur, additional information becomes available, or operating environments evolve. Actual results could differ materially from those estimates, and such differences may have a material impact on our financial condition or results of operations.

We believe the following accounting policies involve significant judgment and estimates and are critical to an understanding of our financial condition and results of operations: revenue recognition, share-based compensation and income taxes.

The above and other accounting estimates and their related risks that we consider to be our critical accounting estimates are discussed further in our 2025 Annual Report, filed with the SEC on February 26, 2026. For the nine months ended September 30, 2026, there have been no other material changes with respect to any of our critical accounting policies.

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

Because our fees are generally usage-based and tied to the underlying insurance policies written by our customers, the transaction price often includes variable consideration. While our customer contracts typically span multiple years, the underlying insurance policies can be canceled by policyholders without penalty. As a result, the uncertainty related to underlying policy volume, not termination of the MGA or customer agreement itself, drives our application of the ASC 606 constraint. We therefore constrain variable consideration to the amounts that are not probable of significant reversal. This assessment requires judgment and involves assumptions about policyholder behavior, seasonality, expected policy retention and inherent volatility of premiums written. We update these estimates quarterly based on the most recent available information. The assumptions used to evaluate and constrain variable consideration, including expected volume and retention behavior, were applied consistently and did not change materially during the periods presented.

Share-Based Compensation

We account for share-based compensation awards under our shareholder-approved incentive plans in accordance with the fair value recognition provisions of GAAP, recognizing expense based on grant-date fair value over the requisite service period. Our share-based awards primarily consist of restricted stock awards and stock options with service-based vesting conditions. Restricted stock awards are granted with time-based vesting conditions and are expensed over the requisite service period based on grant-date fair value.

For awards granted while we were a private company, we determined the fair value of our common stock using third-party valuations under Internal Revenue Code Section 409A. These valuations incorporated assumptions regarding future performance, market conditions and comparable company data. Inputs such as estimated stock price and expected price volatility used in these valuation methods were derived from analyses of public peer companies with similar characteristics. For awards granted after our IPO, the grant-date fair value of our common stock is based on the quoted market price of our common stock on the date of grant.

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

We will remain an EGC until the earliest to occur of the following: (i) the last day of the fiscal year in which our total annual gross revenues first meet or exceed at least $1.235 billion (as adjusted for inflation), (ii) the date on which we have, during the prior three-year period, issued more than $1.00 billion in non-convertible debt, (iii) the last day of the fiscal year in which we (a) have an aggregate worldwide market value of common stock held by non-affiliates of $700.0 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act for at least one year (and have filed at least one annual report under the Exchange Act), or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended.

New Accounting Guidance

Refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements for a discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates affecting our cash and cash equivalents and AFS securities. We had no outstanding debt as of September 30, 2026. Our primary investment objectives are capital preservation, liquidity and income generation.

Interest Rate Risk

Our AFS fixed-maturity securities are exposed to interest rate risk and may decline in fair value as interest rates increase. As of September 30, 2026, our investment portfolio included $233,779 of AFS securities consisting entirely of high-credit-quality U.S. Treasury securities carried at fair value. We manage this risk through active monitoring of duration, anticipated interest rate movements, market conditions and liquidity needs. As of September 30, 2026, a hypothetical 100-basis-point increase in interest rates would have decreased the fair value of our AFS securities by $9,352, or 4.0%. Conversely, a hypothetical 100-basis-point decrease in interest rates would have increased the fair value of our AFS securities by approximately $10,046, or 4.3%. Unrealized gains and losses on our AFS securities, other than credit losses, are recognized in other comprehensive income, net of applicable income taxes. Accordingly, changes in market interest rates may affect shareholders' equity.

Foreign Currency Risk

We conduct certain operations through our wholly-owned subsidiary in India, whose functional currency is the U.S. dollar. As a result, our foreign currency exposure has not been material, and we do not use hedging instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our CEO (who is our principal executive officer) and CFO (who is our principal financial officer), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated changes in our internal control over financial reporting during the quarter ended September 30, 2026. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to claims and legal actions arising in the ordinary course of business. Based on information currently available, we are not involved in any legal proceedings that, in our judgment, are likely to have a material adverse effect on our financial position, results of operations, or cash flows. Refer to Note 16. Commitments and Contingencies for additional details.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026, except for the additional risk factors set forth below.

Our investment in the development of artificial intelligence (AI)-native products, services and businesses is inherently risky, and could divert management attention and harm our business, financial condition, and operating results.

We have invested in the development of AI-native products, services and businesses and the integration of AI capabilities into existing products and services. The investments that we are making reinforce our commitment to innovation and to developing products and services that meet the evolving needs of our customers. Our investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities. In addition, competitors and other third parties may incorporate AI into products and offerings more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations.

Innovations in our products and services could also result in changes to user and customer behavior and affect our revenue trends. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations.

In addition to the AI investments and development activities that are occurring throughout our existing core operating business, we recently formed Exzeo Ventures as a new division of our company to focus on the development and use of agentic AI technologies for catastrophe claims, underwriting and risk transfer solutions, and distribution automation.

We use artificial intelligence in our business, and challenges with properly managing its use could result in legal liability or reputational harm.

We are using, and expect to continue to expand our use of, AI and machine learning in our product development processes, services and operations. The use of AI technologies carries inherent risks, and there can be no assurance that our use of AI will enhance our products or services or achieve any improvements in innovation or efficiency. If the content, analyses or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient or biased, our business, financial condition and results of operations may be adversely affected. Furthermore, our services that integrate third-party AI models may rely on certain safeguards implemented by the third-party providers of the underlying AI models, including those related to the accuracy, bias and other variables of the data, and these safeguards may be insufficient. Legislation and regulations governing the development or use of AI and automated-decision making have been implemented or are under consideration in the U.S. at the state and local level, as well as internationally. Such legislation and regulations may impose obligations related to our development, offering and use of AI, particularly those use cases that are deemed by the law to be "high risk," and expose us to increased risk of regulatory enforcement and litigation. As a result, our ability to use AI and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Sales of Unregistered Securities

We did not sell or issue any unregistered equity securities during the three months ended September 30, 2026.

(b)
Use of Proceeds from Registered Securities

Our registration statement on Form S-1, as amended (File No. 333-290500), for our IPO offering became effective under Section 8(a) of the Securities Act of 1933, as amended, on November 4, 2025. On November 6, 2025, we completed the IPO offering of 8.0 million shares of our common stock at a public offering price of $21.00 for an aggregate offering price of $168.0 million. There has been no material change in the planned use of proceeds from our IPO offering as described in the prospectus filed on November 5, 2025, under Rule 424(b)(4) of the Securities Act of 1933, as amended.

(c)
Repurchases of Securities

The following table summarizes the Company's share repurchase activity for the three months ended September 30, 2026 and the approximate dollar value of shares that may yet be purchased under the applicable programs:

Issuer Purchases of Equity Securities
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	under the Plans
Period	Purchased	Paid Per Share (3)	or Programs	or Program
				(in thousands)
July 1, 2026 - July 31, 2026 (1)	111,414	$18.26	107,422	$—
August 1, 2026 - August 31, 2026 (2)	119,632	$16.55	119,632	$23,020
September 1, 2026 - September 30, 2026 (2)	183,531	$16.35	183,531	$20,020
Total	414,577		410,585
(1)
On May 26, 2026, the Board of Directors authorized a share repurchase program of up to $12.0 million. The program was completed on July 8, 2026.
(2)
On August 14, 2026, the Board of Directors authorized a share repurchase program of up to $25.0 million.
(3)
Average price paid per share excludes broker commissions and excise tax.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements Under Item 408 of Regulation S-K

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or affirmatively terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

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
101*

The materials from Exzeo Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language) include (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exzeo Group, Inc.

Date: November 5, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Suela Bulku
Suela Bulku
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)